Form 10QSB
period 2004-09-30
GCJ Inc
filed 2004-10-26
CIK 1289046

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                             -----------
                             FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of the issuer's classes of common equity, as of September 30, 2004:

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

                    PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the period ended September 30, 2004. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the period ended September 30, 2004, follow.

Beckstead and Watts, LLP
----------------------------
Certified Public Accountants
                                                     3340 Wynn Road, Suite B
                                                         Las Vegas, NV 89102
                                                                702.257.1984
                                                            702.362.0540 fax


                  INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors
GCJ, Inc.

We have reviewed the accompanying balance sheet of GCJ, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2004 and the related statements of operations for the three-months ended September 30, 2004 and for the period from March 30, 2004 (inception) to September 30, 2004, and statements of cash flows for the period ended September 30, 2004 and for the period from March 30, 2004 (inception) to September 30, 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the balance sheet of GCJ, Inc. as of March 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated April 22, 2004, we expressed an unqualified opinion on those financial statements.



October 23, 2004

                                  GCJ, Inc.
                         (a Development Stage Company)
                                Balance Sheets


Balance Sheets

                                                   (unaudited)
                                                     Sept. 30,      March 31,
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

                                    GCJ, Inc.
                           (a Development Stage Company)
                              Statement of Operations
                                   (unaudited)


Statement of Operations

                                         For Three Months    March 30, 2004
                                               ended         (Inception) to
                                           Sept. 30, 2004     Sept. 30, 2004
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

                                    GCJ, Inc.
                           (a Development Stage Company)
                              Statement of Cash Flows
                                   (unaudited)


Statement of Cash Flows

                                                             March 30, 2004
                                                             (Inception) to
                                                              Sept. 30, 2004
                                                            ---------------

Cash flows from operating activities
Net (loss)                                                 $           (430)
                                                           -----------------

Cash flows from financing activities
  Issuances of common stock                                             430
  Donated capital                                                         -
                                                           ----------------
Net cash provided by financing activities                               430
                                                           ----------------

Net increase (decrease) in cash                                           -
Cash - beginning                                                          -
                                                           ----------------
Cash - ending                                              $              -
                                                           ================

Supplemental disclosures:
  Interest paid                                            $              -
                                                           ================
  Income taxes paid                                        $              -
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended September 30, 2004 and notes thereto included in the Company's 10-SB12G registration statement. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2004, the Company has not recognized revenue to date and has accumulated operating losses of approximately $430 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

ITEM 2.  Management's Discussion and Analysis of Plan of Operation.

(a) Results of Operations
-------------------------

As a developmental stage Company, the Company had no revenues for the nine months ending September 30, 2004. The Company does not expect to generate any revenues over the next twelve (12) months. During nine months ending September 30, 2004 the Company experienced net losses $(430). These expenses, organizational costs and classified as general and administrative costs.
Since the Company's inception on March 30, 2004 through September 30, 2004 it has lost $(430). The Company does not have any material commitments for capital expenditures.


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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2004, no matters were submitted to the Company's security holders.


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

During the quarter ended September 30, 2004, no Current Reports were filed on Form 8-K.

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

                                             GCJ, INC.
                                       ---------------------
                                            Registrant


Date: October 25, 2004              By: /s/ Jeffrey Chad Guidry
                                    ------------------------------
                                            Jeffrey Chad Guidry
                                            Chief Executive Officer
                                            Chief Financial Officer

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Jeffrey Chad Guidry                 October 25, 2004
-------------------------------
        Jeffrey Chad Guidry
        Chief Executive Officer
        Chief Financial Officer