Form 10KSB
period 2004-12-31
APD ANTIQUITIES, INC.
filed 2005-04-18
CIK 1289046

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2004

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 000-50738

                              APD ANTIQUITIES, INC.
           --------------------------------------------------------
           (Name of Small Business Issuer Specified in Its Charter)

               Nevada                                     91- 1959986
               ------                                     ----------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

     1314 S. Grand Boulevard, Suite 2 - 176, Spokane, WA         99202
     ----------------------------------------------------     ----------
     (Address of principal executive offices)                 (Zip Code)

       Issuer's telephone number (including area code): (509) 744-8590
                                                        --------------
          Securities registered under Section 12(b) of the Act: None

            Securities registered under Section 12(g) of the Act:
                        Common Stock, par value $.001
                               (Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. [X] Yes
[ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the most recent fiscal year: $91,500.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (208,000 shares) as of December 31,2004 was approximately $52,000 based upon $.25 per share, the price at which the stock was originally issued which represents the latest transaction price for the shares since no public market exists for such shares.

The Registrant had 1,448,000 shares of Common Stock outstanding as of December 31,2004

                      DOCUMENTS INCORPORATED BY REFERENCE
                                Not Applicable.

  Transitional Small Business Disclosure Format (Check one):  Yes ___; No  X

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

APD Antiquities, Inc. (hereinafter "We", the "Registrant" or the "Company") was incorporated in the State of Nevada on July 23, 1996.

APD Antiquities, Inc. is an e-Commerce based Company engaged in the business of acquiring and marketing antiques. As of December 31, 2004 our inventory consists of two antiques, with an inventory cost of $350. Retail sales of antiques and collectibles are primarily facilitated through our web site: http://www.apd-international.com.

On December 27, 2004, APD Antiquities, Inc., a Nevada corporation and GCJ, Inc., ("GCJ") a Nevada corporation entered into to an Acquisition Agreement and Plan of Merger, whereby APD has acquired all the outstanding shares of common stock of GCJ from its sole stockholder in an exchange for $3,600 cash in a transaction where APD is the successor corporation. Pursuant to Rule 12g-3(g) of the General Rules and Regulations of the Securities and Exchange Commission, the APD Antiquities, Inc. is the successor issuer to GCJ for reporting purposes under the Securities Exchange Act of 1934, as amended (the "Act"). The purpose of this transaction was for APD Antiquities, Inc. to succeed to the registration status of JCG under the Exchange Act pursuant to Rule 12g-3.

INVENTORY OF ANTIQUES OWNED

We purchase and sell rare, high quality Asian antiques, Chinese art and other collectibles having their origin in Hong Kong and the Peoples Republic of China. In particular, we specialize in museum quality antique items such as statues, pottery, porcelain, earthen sculptures, and gilt lacquer accessories. These avenues of supply are likely to continue to be our main sources of inventory. We hope to create a brand synonymous with a large selection including a wide variety of antique types from the Far East. Other than this general mission, we have no established criterion or procedures for selecting merchandise.

In order to catalogue our inventory, we utilize a computerized inventory control system. The computer system allows our sales staff to quickly identify and obtain information about every antique in inventory. In addition, our sales staff can obtain digital images of the antiques from our web site to exhibit to customers.

CLIENTELE

Our marketing efforts principally target individuals who have appreciated or collected antiques and collectibles, but who may not be aware of the availability of antiques for purchase. In addition, antique collectors, interior decorators, interior designers, private clients and corporations are being targeted as these groups may have an appreciation for antiques or collectibles.

We have two primary sales and marketing strategies. The first is a direct sales approach via an Internet retail site. Originating from our corporate headquarters, we have contracted with a local Web Designer/Internet Service Provider (ISP) for the development and hosting of our retail web site. Upon accessing the site, interested parties are able to read about our Company, browse the majority of inventory items and place orders. Currently, two of our pieces can be viewed in our gallery at http://www.apd-international. Utilizing the Internet has allowed us to market antiques on a global basis. At the current time, due to the expense associated with secure credit card transactions, we do not accept credit card orders via the web site.

Our second marketing and sales strategy is a proposed direct mail approach. The direct mail approach will focus on antique collectors, interior decorators, home designers, private clients and corporations. This marketing effort is aimed at attracting persons who have not necessarily had an awareness of the existence of antiques available for private sale. At the present time, management has agreed upon a plan concerning our direct sales approach. In this regard, we will need to undertake an assessment of local and national business, economic and social demographics. When we are in a position to conduct this research we will seek the services of a marketing/public relations firm. We are uncertain, at this time, which local or national firm we will secure to undertake such a demographic study. Due to capital constraints, we cannot implement our proposed direct sales approach at this time.

For the year ended December 31, 2004, the Company sold twelve items with an average single item sales price of approximately $12,175.

CERTIFICATES OF AUTHENTICITY

Antiques in our inventory are frequently acquired with guarantees from the sellers. In order to verify authenticity the Company may also: (a) utilize information provided by the seller as to age, condition and origin of an antique upon the transfer of ownership; (b) subject the antique or collectible to our own expert examination; (c) employ outside experts available to it to examine the antique items or (d) use other means.

We honor the Certificates of Authenticity provided by our wholesale vendors. Therefore, we have an obligation to refund to the customer the purchase price paid if any document is proven non-authentic. Should our determination of authenticity of an antique be erroneous we would, as a consequence, likely suffer a loss unless redress by the Company against the seller of the antiques could be obtained. We do not carry any insurance and are currently not aware of any entity that would offer or underwrite such insurance at commercially reasonable rates to protect us against a loss arising from either the purchase of antiques lacking authenticity or claims by customers for recovery against the Certificates of Authenticity. Currently, there are no claims against us and there have been no claims made against the Company pursuant to the Certificates of Authenticity. Accordingly, we have not established a reserve against the risk of forgery or against any exposure under the Certificates of Authenticity.


COMPETITION

We do not regard the business of marketing antiques as a definable industry. There are a great number of dealers of antiquities, many of which are only part-time operators, many are located in homes without any established commercial location and many are located in commercial office buildings or have retail space in metropolitan areas. We compete primarily with art galleries, antique stores and sellers of other collectible items, as well as dealers in Asian antiquities.

When acquiring an antique or collectible, APD Antiquities, Inc. competes with persons who acquire similar antiques and collectibles for resale, as well as private collectors. The principal sources for antiques are wholesale vendors in Hong Kong and the People's Republic of China, as well as other Asian countries,
such as Thailand, Viet Nam and South Korea.   In the event prices for antiques
increase materially, our ability to acquire antiques and, in turn, our ability to market such newly acquired antiques to the general public, may be adversely affected. However, if prices for antiques significantly increase, the resale/wholesale value of our inventory would be positively affected.

There is no assurance that we will be able to continue to realize significant profits for existing inventory or items purchased for resale in the future. Moreover, existing dealers may choose to compete with us in the same manner or in a more favorable format than that of the Company.

Barriers to entry into the market of sales of Asian antiques and collectibles are relatively low, and current and new competitors can launch new sites at relatively low costs using commercially available software. We potentially compete with a number of other companies marketing similar antiquities over the Internet. Pressures created by our competitors could have a material adverse effect on our business, results of operations and financial condition. We believe that the principal competitive factors in our market are volume and selection of goods, population of buyers and sellers, customer service, reliability of delivery and payment by users, brand recognition, WEB site convenience and accessibility, price, quality of search tools and system reliability. Some of our potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources. In addition, other online trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. Therefore, some of our competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies, and devote substantially more resources to Web site and systems development, or may try to attract traffic by offering incentives such as free products and/or services. Increased competition may result in reduced operating margins, loss of market share and diminished value in the Company brand.

As a strategic response to changes in the competitive environment, we may, from time to time, make certain pricing, service or marketing decisions or acquisitions. Such decisions or acquisitions could have a material adverse effect on our business, results of operations and financial condition. New technologies and the expansion of existing technologies may increase competitive pressures on the Company by enabling our competitors to offer products at a lower cost. Certain Web-based applications that direct Internet traffic to certain Web sites may channel users to retail services that compete with us. Although we plan to establish arrangements with online services and have listed our site with search engine companies, there can be no assurance that arrangements can be initially established, will be renewed on commercially reasonable terms or that they will otherwise bring traffic to our web site. In addition, companies that control access to transactions through network access or Web browsers could promote our competitors or charge us substantial fees for inclusion. Any and all of these events could have a material adverse effect on our business, results of operations and financial condition.


SEASONAL BUSINESS

The nature of the business in which the Company engages is not seasonal.

EMPLOYEES

As of that date of this filing, the Company has 2 part time employees, including it executive officers, Ms. Swank and Mr. Edward Wong Wah On. No other outside business employs Ms. Swank at this time. Mr. Wong Wah On is currently employed by Anka Consultants Limited, a consultant service provider headquartered in Sheung Wan, Hong Kong. APD Antiquities, Inc. does not serve as either individual's primary source of income. Ms. Swank currently spends about twenty percent (20%) of her free time on our operations. Mr. Wong is currently only able to dedicate a few hours per week working on our operations and is the person primarily responsible for selecting and purchasing antique and collectibles. Our bylaws do not establish a minimum time commitment expected of each employee. We have no employment agreements with Ms. Swank or Mr. Wong.

ITEM 2. PROPERTIES

The address of the principal office is: 1314 S. Grand Boulevard, Suite 2 - 176, Spokane, WA 99202. An unaffiliated party is providing approximately 1,250 square feet of office space on a month-to-month basis at the rate of $300 per month. The subleased space is currently fully utilized by our employees.

Management believes that this space is currently suitable for the Company's needs for an additional twelve (12) months.

Our officers own the computer equipment the Company utilizes.


ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 26, 2003 the Company held its annual meeting of shareholders for the following purposes: to discuss becoming a fully reporting company with the U.S. Securities and Exchange Commission, and to elect two directors to serve until the next annual meeting of shareholders.

At the meeting the following Directors were elected by a majority of the votes cast at the election.

Cindy Swank
Edward Wong Wah On

On December 14, 2004, Timothy Kuh was added to the Board of Directors as the third director.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


THERE IS NO PUBLIC MARKET FOR THE COMPANY'S COMMON STOCK. THE COMPANY'S COMMON STOCK, PAR VALUE $.001, HAS NEVER BEEN TRADED ON ANY NATIONAL EXCHANGE OR OTHER FORMAL PUBLIC EXCHANGE QUOTATION MEDIUM. THERE IS NO TRADING MARKET FOR OUR COMMON STOCK AT PRESENT AND THERE HAS BEEN NO TRADING MARKET TO DATE.

As of December 31, 2004 there were approximately 42 holders of record of the Company's Common Stock before calculating individual participants in security position listings pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934. The Company's transfer agent Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501, reported approximately 42 beneficial owners of 1,448,000 shares the Company's issued and outstanding common stock, as of December 31, 2004.

Since its inception in July of 1996, the Company has never paid cash dividends to the holders of the common stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.


RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

In September 2004, we issued an aggregate of 40,000 shares of common stock in a private placement at $.25 per share. The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) and Regulation D, Rule 505 of the Securities Act. Gross proceeds of $10,000 were paid to the Company in this private placement. No commission or finder's fee was paid in regards to this transaction.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

APD Antiquities., Inc. is an e-Commerce based company engaged in the business of acquiring and marketing antiques. The Company expects to have smaller losses in 2005, but can give no assurance as to when and if it will become profitable. These losses and expenses may increase and fluctuate from quarter to quarter when and if the Company expands their marketing activities. There can be no assurance that the Company will achieve profitable operations.

The Company's existing cash position is insufficient to support its operations. Accordingly, the Company is continuing to examine a range of possible funding sources, including additional strategic alliances, additional equity or debt private placements, the sale and of existing assets, the possibility of entering into one or more business transactions that could involve the merger or sale of the Company and/or the sale of some or all of its assets. We do not currently have any contractual restrictions on our ability to incur debt. Any such indebtedness could contain covenants that would restrict our operations. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If equity or convertible debt securities are issued, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the Company's common stock. This effect is attributed to the fact that while additional shares of common stock are issued from the company treasury, the Company's earnings at that particular moment remain consistent and, therefore, the earnings per share decreases. If the Company is unsuccessful in these efforts, the Company will be required to curtail its ongoing operations. If the Company were to be unable to sufficiently curtail its costs in such a situation, it might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceeding or cease operations completely.


With respect to long term liquidity (periods in excess of one year), we are unable to reasonably project or otherwise make assumptions concerning future cash flows or amounts of funds that may be available to the Company. Long-term liquidity is directly dependent upon the future success of the Company's business, including our marketing strategy, our efforts to increase sales and the costs of goods sold relative to our market price. Management currently anticipates that cash flow from operations will increase in the long-term as the Company increases its sales and marketing activities. However, management also anticipates that our operating expenses will increase in the long-term as a result of the increase in sales and marketing activities as well as general and administrative activities.

For more information concerning the Company's ability to continue as a going concern, see Note 2 to the consolidated financial statements. The Company's significant accounting policies are also detailed in Note 2 of the Company's Consolidated Financial Statements.

We have had minimal operations and very limited revenues. From inception we have accumulated an operating deficit of $51,871. For the year ended December 31, 2004, we had a net loss of $ 9,971 on gross revenues of $91,500 from the sale of a total of 6 antique items to 6 different customers with an average single antique sales price of $15,250. As of December 31, 2004, we had cash of $8,993, resale inventories of $1,597 and accounts receivable of zero for total current assets of $10,590. We have realized only minimal revenue from sales and had a net loss for the year ended December 31, 2004. We believe that we could experience negative operating cash flow for the foreseeable future as a result of significant increased spending on advertising, augmentation of inventory, etc.

The only development costs incurred since inception are with respect to finding suitable products that offer the Company potential for revenues and profits, as we market these products through our Web site.

Our ability to achieve profitable operations is subject to the validity of our assumptions and risk factors within the industry and pertaining to the Company.

LIQUIDITY AND CAPITAL RESOURCES

APD Antiquities, Inc. has limited assets. As of December 31, 2004, our assets consisted of cash of $8,993, resale inventories of $1,597 and accounts receivable of zero for total assets of $10,590.

The current President of the Company owns a total of 200,004 shares of the Company's authorized but unissued stock, which she paid $150 in cash. Additionally, a private placement offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1933, as amended, pursuant to Regulation D, Rule 504, of the Act. Between May 1, 1999 and May 24, 1999 , we raised $51,000 through the sale of 51,000 thousand (51,000) shares of common stock in connection with the above-mentioned private placement offering, at a price of $1.00 per share, to forty (40) unaffiliated shareholders. On December 21, 2004, the Company implemented a 4 for 1 split of the common stock. In September of 2004, we raised $10,000 through the sale of forty thousand (40,000) shares of common stock at a price of $.25 per share, to one unaffiliated shareholder.

Perpetual inventory records kept by the Company contain inventory descriptions and the purchase costs of such inventory. Although each inventory item is unique, the majority of the Company's inventory consists of similar categories of antiques. With respect to the similar categories of antiques, current retail sales information provides the Company with ratios of its sales to cost of sales; the Company uses such information to assist it in substantiating that its inventory value does not exceed market value. The records for inventory categories are also periodically reviewed by management to determine if there has been any known auction or interdealer sales of similar antiques at reduced prices and to determine if a reduction in the inventory carrying value is needed. The Company's review of its inventory of antiques has not shown any significant decline in market value below cost on an individual level or by major category. Retail sales by the Company have, to date, been in excess of the purchase price for all items sold.

During the past two fiscal years, the Company has not experienced any adverse impact arising from inflation. However, in the event prices for l antiques increase materially or the value of the dollar decrease against other currencies, the Company's ability to acquire antiques, and, in turn, its ability to market such newly acquired antiques to its market, may be adversely affected. Thus, although the retail and wholesale values of the Company's existing inventory might be favorably affected by increasing prices, passing along such increases to customers could have an inhibiting effect on the Company's overall business. Management of the Company actually believes that tangible collectibles move inversely with financial assets over the long term. As a result, during times of greater inflationary expectations, tangible collectibles may actually be the beneficiary of greater interest.

The Company anticipates no material commitments for capital expenditures at the present time. Management is not aware of any trend in the Company's capital resources, which may have an impact on its income, revenue or income from continuing operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the date hereof, the Company has no debt with variable or fixed interest rates, however, in the future we may incur debt or issue debt instruments. The fair market value of any future debt will be sensitive to changes in prevailing interest rates. The Company runs the risk that market rates will decline and the required payments will exceed those based on the current market rate. We do not use interest rate derivative instruments to manage our exposure to interest rate changes.


RESULTS OF OPERATIONS

FISCAL 2004 COMPARED TO FISCAL 2003

Total document revenues increased to $91,500 from $2,500 or 366% comparing the fiscal year ended December 31, 2004 to the fiscal year ended December 31, 2003. This increase in revenue is attributed to the general economic improvement.
The Company has capital restraints that have not allowed inventory augmentation and diversification, implementation of our marketing strategy, etc. Total cost of goods sold increased from $1,250 in 2003 to $80,031 in 2004, which resulted in total increase of $78,781 or 6400% due to a larger number of sales. The cost of antique and collectibles amounted to 88.3% of revenues for the 2004 fiscal year compared to 50% for fiscal 2003. There was no write-off of inventory or other adjustments.

For the twelve months ending December 31, 2004, the Company reported a net loss of $10,041 on gross revenues of $91,500 with gross profit on sales of $11,469 compared to sales of $2,500, a gross profit of $1,250 and net loss of $8,193 in the year ended December 31, 2003. The Company incurred Operating Expenses of $21,440 in the year ended December 31, 2004 and $9,332 in the year ended December 31, 2003. This is an increase of $12,108 from the year ending December 31, 2003 as compared to the year ended December 31, 2004. The major difference in the two periods being attributable to an increase in accounting costs, general and administrative expenses and commissions. Additionally, commissions paid increased to $5,640 for the year ended December 31, 2004 as compared to $0 for the year ended December 31, 2003. The Company's year ended December 31, 2004 financial statements reflect adjustments and nonrecurring items of both revenue and costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

The Company's independent public accountants have included explanatory paragraphs in their reports on the Company's financial statements for the years ended December 31, 2002, 2001, 2000 and 1999, which express substantial doubt about the Company's ability to continue as a going concern. As discussed in Footnote 2 to the Company's financial statements, included with this 10-KSB, the Company has suffered recurring losses from operations and accumulated deficit that raises substantial doubt about its ability to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

       THE AUDITED FINANCIAL STATEMENTS FOR THIS FORM 10-KSB APPEAR ON PAGES F-1 THROUGH F-16 FOLLOWING THE SIGNATURE PAGE BELOW

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None other than that reported on Form 8-K filed on February 18, 2005.


ITEM 8A.  Controls and Procedures.


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

       Our management, including our Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-14(c) and 15d-14(c) of the United States Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, the CEO and CFO have concluded that as of end of our last fiscal year, at which time we had just become a reporting company pursuant to Section 13 or 15(d) of the Exchange Act, our disclosure controls and procedures were sufficiently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms.

       Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met and cannot detect all deviations. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or deviations, if any, within the company, have been detected. While we believe that our disclosure controls and procedures have been effective, in light of the foregoing, we intend to continue to examine and refine our disclosure control and procedures to monitor ongoing developments in this area.



CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

       There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during our last fiscal quarter that was materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE with Section 16(a) of the Exchange Act Directors, Executive Officers and Significant Employees

Set forth below are the present directors, executive officers and any significant employees of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. Directors are elected until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected for terms of one year, or until their successors are duly elected and qualified or until terminated by the action of the Board of Directors.

                                                      Has Served as
Name                Age   Position with the Company   Director Continuously
                                                      Since
--------------      ---   -------------------------   ---------------------
Cindy K. Swank      49    President, Treasurer        August 1999
                            and Director

Timothy J. Kuh      30    Vice President              December 2004
                          and Director

Edward Wong Wah On  37   Secretary and Director       March 2003
---------------------------------------------------------------------------


There is no relationship by blood, marriage or adoption (not more remote than first cousin) between any Director or executive officer of the Company.

Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company.

Ms. Cindy K. Swank has been the President/Treasurer, or Secretary and Director of APD Antiquities, Inc. since 1999 and has focused on developing sales and marketing programs for the Company's products. From 1997 through the present, Ms. Swank has been self-employed as a manager-promoter of her daughter, a singer/stage performer, as well as other activities in the marketing and reorganization of websites. She attended Eastern Washington University in Cheney, WA and has awards for her accomplishments and creativity in the design industry. Mrs. Swank founded, owned and managed Daisy's Bloomers, from 1990 until 1997, when she sold the business to L&L Limited Partnership. The principle business of Daisy's Bloomers was retail sales of flowers and gifts.

Mr. Wong Wah On Edward, Secretary and director of APD Antiquities, Inc., was elected to these offices in March 2003. Mr. Wong obtained his professional diploma in Company Secretaryship and Administration from the Hong Kong Polytechnic University in 1988 and is an associate of the Chartered Association of Certified Accountants, the Hong Kong Society of Accountants, and the Institute of Chartered Secretaries and Administrators. He is also a certified public accountant in Hong Kong. He joined Ernst & Young Hong Kong following his graduation and worked as audit supervisor until late 1992. Thereafter, he commenced private practice in Hong Kong and is a partner in the firm of Tam & Wong CPA. Mr. Wong is also currently a shareholder, director and Financial Controller of China Resources Development, Inc. (CHRB), a company listed on Nasdaq SmallCap market. Mr. Wong currently resides in Hong Kong and assists the company in purchasing antiques as an agent for the company. He helps the Company find qualified suppliers of antiques.

Mr. Timothy J. Kuh, Vice President and director of APD Antiquities, Inc. was elected to these offices in December of 2004. Mr. Kuh obtained his Bachelor Degree in International Affairs from Eastern Washington University in 2004. Mr. Kuh was been employed by Horizon/Alaska Airlines from 1999 until November 2004. He is currently employed by Triax Capital Management, Inc. as their operations manager. Mr. Kuh resides in Spokane, Washington and will assist the company in operations and administrative activities.


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

That Company has no knowledge that, as of the date of this filing, the Company's directors, executive officers and persons who own more than ten percent of the Company's Common Stock have filed an initial Form 3 or an annual Form 5.

ITEM 10. EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2004, 2003, and 2002, of those persons who were (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000. No person received compensation in excess of $100,000.

                          SUMMARY COMPENSATION TABLE


         NAME AND                              OTHER ANNUAL
   PRINCIPAL POSITION    YEAR  SALARY  BONUS  COMPENSATION(1)
-----------------------  ----  ------  -----  ----------------
Cindy Swank
President, Treasurer      2004  $  -0-   -0-         $3,777
Chief Executive Officer   2003  $  -0-   -0-         $ -0-
                          2002  $  -0-   -0-         $ -0-

*The officers/directors do not receive salaries but are to be compensated for sales generated on behalf of the Company. Compensation is based solely on bringing business to the Company. A six percent (6%) commission is equally divided amongst the officers/directors for each sale made. Commissions were accrued, but not paid during the year ended December 31, 2004.

During the three year period ended December 31, 2003 the Company did not grant any stock options or stock appreciation rights to any of the named executive officers of the Company. In addition, none of the named executive officers held any stock options.

During the fiscal year ended December 31, 2004, no director received any compensation for attending meetings of the Board of Directors and the Company presently intends that the same will be the case for the fiscal year ended December 31, 2005. Directors are reimbursed, however, for reasonable expenses incurred on behalf of the Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of Common Shares beneficially owned, as of the date of this filing, by: (i) the beneficial owners of more than five percent of the Common Stock of the Company; (ii) all Directors of the Company; (iii) each of the named Executive Officers; and, (iv) all Officers and Directors of the Company as a group:


Name of                                      Amount of shares
Title of Class  Beneficial Owner of Shares    held by Owner    Percent of Class
--------------  --------------------------   ----------------- ----------------
common          Cindy Swank (1)                     200,004          13.81%
common          Timothy Kuh (2)                       -0-             -0-
common          Edward Wong (3)                         400           2.76%
common          Raymond Kuh (4)                     200,004          13.81%
------------------------------------------------------------------------------
common          All Executive Officers and          200,404          13.84%
                Directors as a Group (3 persons)(5)
------------------------------------------------------------------------------


(1) c/o APD Antiquities, Inc., 1314 S. Grand Blvd, Suite 2-176, Spokane, WA 99202. Includes 200,004 Common Shares. See "Certain Relationships and Related
 Transactions."

(2) c/o APD Antiquities, Inc., 1314 S. Grand Blvd, Suite 2-176, Spokane, WA
99202.

(3) c/o APD Antiquities, Inc., 1314 S. Grand Blvd, Suite 2-176, Spokane, WA
99202.

(4) c/o APD Antiquities, Inc., 1314 S. Grand Blvd, Suite 2-176, Spokane, WA 99202. Includes 200,004 Common Shares. See "Certain
Relationships and Related Transactions."

(5) Includes the shares of Common Stock beneficially owned by Ms. Swank, Mr. Kuh (2) and Mr. Wong Wah On.

Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At December 31, 2004 and the date of this annual report we had outstanding 610,000 shares of common stock.

(a) Changes in Control

There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change of control of the Registrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

APD Antiquities, Inc. was incorporated on July 23, 1996, in the state of Nevada. During the year ended December 31, 1999, 300,000 shares of common stock were issued to officers and directors for cash in the amount of $300 (par value), 51,000 common shares were sold for $1.00 per share and 10,000 common shares were issued for converted debt. In September 2004, the Company issued 10,000 shares of common stock for cash in the amount of $10,000. On December 21, 2004 the company undertook a 1 for 4 split of the common stock, resulting in a total of 1,448,000 shares being issued and outstanding

The Company's officers/directors do not receive salaries but are being compensated for sales generated on behalf of the Company. Compensation is based solely on bringing business to the Company. A six percent (6%) commission is
equally divided amongst the officers/directors for each item sold.   From
inception through December 31, 2004 the current corporate officer/director, Ms. Swank, was paid a total of $ 0.00 for sales arranged on behalf of the Company. Additionally, as a result of minimal revenue and operations, commissions were waived during the year ended December 31, 2001 and commissions payable to Ms. Swank were accrued on our books during that fiscal year.

On January 15, 2001, our board of directors adopted the 2001 stock Option Plan (the "Plan") as a means of increasing employees', board of advisors, consultants' and non-employee directors' proprietary interest and to align more closely their interests with the interests of our stockholders. The Plan should also increase our ability to attract and retain the services of experienced and highly qualified employees and non-employee directors. Under the Plan, we have reserved an aggregate of one million (1,000,000) shares of common stock for issuance pursuant to options ("Plan Options"). Our board of directors or a committee of our board of directors consisting of non-employee directors (the "Committee") will administer the Plan, including, without limitation, the selection of the persons who will be granted Plan Options under the Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) 1 & 2.  Financial Statements See Item 7 in Part II of this report.

All other financial statement schedules are omitted because the information required to be set forth therein is not applicable or because that information is in the financial statements or notes thereto.


(a) 3.      Exhibits

2.1 Acquisition Agreement and Plan of Merger between APD Antiquities, Inc. and GCJ, Inc. dated December 27, 2004 (Incorporated by reference to the corresponding exhibit to the Form 8-K previously filed by APD Antiquities, Inc.) on December 30, 2004 (File No. 000-50738) (the "December 30, 2004 Form 8-K")

2.2 Articles of Merger (Nevada) dated December 29, 2004 (File No. 000-50738) (Incorporated by reference to exhibit 2.1 to the December 30, 2004 Form 8-K)

3.1         Articles of Incorporation*

3.2         By-Laws*

10.1        2001 stock Option Plan

31.1        Section 302 CEO Certification

31.2        Section 906 CEO Certification

32          Section 1350 Certifications


* Incorporated by reference to the Registrant's Registration Statement on Form 10SB, File No. 0-32345

(b) Reports on Form 8-K.

Form 8-K filed February 18, 2005.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 13, 2005

                            APD ANTIQUITIES, INC.

By:   /s/ Cindy Swank
   ------------------------------------
        Cindy Swank
        President and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      /s/ Cindy Swank
----------------------------------
        Cindy Swank
        Director
 Dated: April 13, 2005


      /s/ Edward Wong Wah On
----------------------------------
        Edward Wong Wah On
        Director
 Dated: April 13, 2005

Board of Directors
APD Antiquities, Inc.
Spokane, Washington


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying balance sheets of APD Antiquities, Inc. (a Nevada corporation) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APD Antiquities, Inc. as of December 31, 2004 and 2003, and the results of its operations, stockholders' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has a history of operating losses, has limited cash resources, and its viability is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 19, 2005

APD ANTIQUITIES, INC.
BALANCE SHEETS
-------------------------------------------------------------------------

                                                          December 31,
                                                    2004             2003
                                                  --------        --------
ASSETS
   CURRENT ASSETS
      Cash                                        $   8,993       $    720
      Inventory                                       1,597         17,625
                                                  --------        --------
            Total Current Assets                     10,590         18,345
                                                  --------        --------
   TOTAL ASSETS                                   $  10,590       $ 18,345
                                                  =========       ========



LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
      Accounts payable                            $  2,260        $  4,060
      Commissions payable - related party            1,501           2,615
      Notes payable                                     -            1,200
                                                  --------        --------
            Total Current Liabilities                3,761           7,875
                                                  --------        --------

   COMMITMENTS AND CONTINGENCIES                         -               -

   STOCKHOLDERS' EQUITY
      Preferred stock, 5,000,000 shares
         authorized, $0.001 par value;
         no shares issued and outstanding                -               -
      Common stock, 20,000,000 shares
         authorized, $0.001 par value;
         1,448,000 and 1,408,000 shares
         issued and outstanding,
         respectively                                1,448           1,408
      Additional paid-in capital                    57,252          50,892
      Accumulated deficit                          (51,871)        (41,830)
            Total Stockholder's Equity               6,829          10,470
                                                  --------        --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 10,590        $ 18,345
                                                  ========        ========


  The accompanying notes are an integral part of these financial statements.
                                   F-2

APD ANTIQUITIES, INC.
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                    Years Ended
                                                    December 31,
                                                  2004           2003
                                               ---------      ---------
SALES                                          $  91,500      $   2,500

COST OF GOODS SOLD                                80,031          1,250
                                               ---------      ---------
GROSS PROFIT                                      11,469          1,250
                                               ---------      ---------

EXPENSES
   Marketing                                         479            554
   Rent                                            3,600          3,600
   General and administrative                      2,371            183
   Professional fees                               8,922          4,243
   Stock transfer fees                               428            752
   Commissions                                     5,640              -
h                                               ---------      ---------
        TOTAL EXPENSES                            21,440          9,332
                                               ---------      ---------
LOSS FROM OPERATIONS                              (9,971)        (8,082)

OTHER INCOME (EXPENSE)
   Interest expense                                  (70)          (111)
                                               ---------      ---------
        TOTAL OTHER INCOME (EXPENSE)                 (70)          (111)
                                               ---------      ---------
LOSS BEFORE INCOME TAXES                         (10,041)        (8,193)

INCOME TAXES                                           -              -

NET LOSS                                       $ (10,041)    $   (8,193)
                                               ==========    ===========
   NET LOSS PER COMMON SHARE,
        BASIC AND DILUTED                     $   (0.01)     $   (0.01)
                                               ==========    ===========
   WEIGHTED AVERAGE NUMBER OF
        COMMON STOCK SHARES
        OUTSTANDING, BASIC AND DILUTED          1,418,959      1,408,000
                                               ==========    ===========

  The accompanying notes are an integral part of these financial statements.

APD ANTIQUITIES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

                          Common Stock   Additional                 Total
                      ------------------ Paid-in    Accumulated  Stockholders'
                        Shares   Amount  Capital      Deficit       Equity
                      ---------- ------- ---------- -----------  -------------
Balance,
January 1, 2003       1,408,000   $ 1,408   $  50,892  $ (33,637) $   18,663

Net loss for year
ended December 31,
2003                          -         -           -     (8,193)     (8,193)
                      ---------- ------- ---------- -----------  -------------
Balance,
December 31, 2003    1,408,000      1,408      50,892    (41,830)     10,470

Common stock
issued for cash         40,000      9,960          40          -      10,000

Merger and
recapitalization
of company                                     (3,600)         -      (3,600)

Net loss for year
ended December 31,
2004                        -          -            -     (10,041)   (10,041)
                      ---------- ------- ---------- -----------  -------------
Balance,
December 31, 2004   1,448,000  $ 1,448  $ 57,252    $ (51,871)   $     6,829
                    =========  =======  ==========  ==========   ===========


  The accompanying notes are an integral part of these financial statements.

APD ANTIQUITIES, INC.
STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------

                                                      Years Ended
                                                       December 31,
                                                  2004          2003
                                               -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                               $ (10,041)    $   (8,193)
        Adjustments to reconcile net loss
          to net cash provided (used)
          by operating activities:
        Decrease in inventory                     16,028              -
        Increase (decrease) in accounts payable   (1,800)         1,376
        Decrease in commissions payable           (1,114)             -
                                               -----------   ----------
Net cash provided (used) by operating activities   3,073         (6,817)

CASH FLOWS FROM INVESTING ACTIVITIES                   -              -

CASH FLOWS FROM FINANCING ACTIVITIES
        Acquisition of subsidiary
           and recapitalization                   (3,600)              -
        Proceeds from note payable                     -           1,200
        Payment of note payable                   (1,200)              -

        Common stock issued for cash              10,000               -
                                               -----------   -----------
Net cash provided by financing activities          5,200           1,200

Change in cash                                     8,273          (5,617)

CASH, BEGINNING OF PERIOD                            720           6,337
                                               -----------   -----------
CASH, END OF PERIOD                            $   8,993     $       720
                                               ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
        Interest paid                          $      70     $       111
        Income taxes paid                      $       -     $        -



The accompanying notes are an integral part of these financial statements.

APD ANTIQUITIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

APD Antiquities, Inc. (hereinafter "APD" or "the Company") was incorporated on July 23, 1996 under the laws of the State of Nevada for the purpose of the sale of rare antiques. The Company maintains its corporate office in Spokane, Washington and offers its products online. The Company's fiscal year end is December 31.

The Company changed its name from APD International Corporation in August of 1999.

On December 20, 2004, the Company acquired all of the outstanding common stock of GCJ, Inc., a fully reporting public company. For accounting purposes the acquisition has been treated as a recapitalization of APD with APD as the acquirer in a reverse acquisition. The historical financial statements prior to December 20, 2004 are those of APD, the operating company, while the Company maintains the legal structure of the acquired GCJ, Inc. See Note 5.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2004, the Company had a history of operating losses, an accumulated deficit of $51,871 and limited cash resources. These conditions raise significant doubt about the Company's ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management's plans are to seek additional capital through normal sales. If necessary, the Company may sell common stock to provide additional cash to future operations and market development. However, management has no plans to make a private offering of common stock at this time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Accounting Method
The Company's financial statements are prepared using the accrual method of accounting.

Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29", (hereinafter "SFAS No. 153"). This statement eliminates the exception to fair

APD ANTIQUITIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Pronouncements (continued)
value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" (hereinafter "SFAS No. 152"), which amends FASB Statement No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions" (hereinafter "SOP 04-2"). This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects" to state that the guidance for (a) incidental operations and
(b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs- an amendment of ARB No. 43, Chapter 4" (hereinafter "SFAS No. 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123
(R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of

APD ANTIQUITIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Pronouncements (continued)
equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award. Management has not currently evaluated the impact of adoption on its overall results of operations or financial position.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that it has no financial instruments that would be affected by this pronouncement.

In June 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2003 and is effective for activities after December 31, 2003. There has been no impact on the Company's financial position or results of operations from adopting SFAS No. 146.

Advertising Costs
Advertising costs, including costs for direct mailings, are expensed when incurred. During the year ended December 31, 2004 and 2003 these costs were $479 and $554, respectively.

Basic and Diluted Earnings Per Share
Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is the same as basic net income (loss) per share as there are no common stock equivalents outstanding.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents.

APD ANTIQUITIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Compensated Absences
The Company does not offer paid vacation or personal time to its employees. Accordingly, there is no related accrual of expenses.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivative contracts to hedge existing risks or for speculative purposes.

As of December 31, 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments
The carrying amounts for cash, payables and accrued liabilities approximate their fair value.

Inventories
Inventories are accounted for using the specific identification method, and stated at the lower of cost or market, with market representing the lower of replacement cost or estimated net realizable value. The Company has no insurance coverage on its inventory.

The Company has no inventory on consignment at December 31, 2004, or at December 31, 2003. In the future, if the Company consigns inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

The change in inventory balance from December 31, 2003 to December 31, 2004 was principally the result of the sale of an antique table with a recorded cost of $17,500.

APD ANTIQUITIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2004, the Company had net deferred tax assets of approximately $17,300 principally arising from net operating loss carryforwards for income tax purposes calculated at an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the deferred tax asset was present at December 31, 2004 and 2004. The significant components of the deferred tax asset at December 31, 2004 and 2003 were as follows:

                                         December 31, 2004   December 31, 2003
                                      --------------------   -----------------
Net operating loss carryforward       $             50,900   $          41,800
Deferred tax asset                    $             17,300   $          14,200
Deferred tax asset valuation allowance             (17,300)            (14,200)
Net deferred tax asset                $                  -   $               -


At December 31, 2004, the Company has net operating loss carryforwards of approximately $50,900, which expire in the years 2020 through 2024. The change in the allowance account from December 31, 2004 to December 31, 2003 was an increase of $3,100.

Revenue and Cost Recognition
Revenues from retail sales are recognized at the time the products are delivered.

Although the Company does not provide a written warranty on its items sold, the Company will refund the purchase price paid to any customer in those instances when an item sold is proven to be non-authentic. In a majority of instances, the Company receives a certificate of authenticity for documents (items) purchased from its vendors and is reasonably assured as to the provenance of its products. Since inception, the Company has made no refunds for the sale of any non-authentic items nor has the Company received any claims or notice of prospective claims relating to such items. Accordingly, the Company has not established a reserve against forgery or non-authenticity.

If a product proves not to be authentic, the Company would give a full refund to the purchaser and record a charge for sales returns.

APD ANTIQUITIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. At December 31, 2004 and 2003, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.


NOTE 3 - NOTES PAYABLE

During the year ended December 31, 2003, an outside party loaned the Company $1,200. The unsecured loan bore no interest and was due on November 20, 2004. During the year ended December 31, 2004, the Company repaid the loan in full.


NOTE 4 - PREFERRED AND COMMON STOCK

The Company has 5,000,000 shares of preferred stock authorized and none issued.

The Company has 20,000,000 shares of common stock  authorized.   All  shares of
stock are non-assessable and non-cumulative, with no preemptive rights.

During the year ended December 31, 1999, 1,200,000 shares of common stock were issued to officers and directors for cash in the amount of $300 (par value), 204,000 common shares were sold for $1.00 per share and 4,000 common shares were issued for converted debt. Stock subscriptions receivable of $16,000 at December 31, 1999 were collected in the year ended December 31, 2000.

In September 2004, the Company issued 40,000 shares of common stock for cash in the amount of $10,000.

On December 1, 2004, the Company's board of directors declared a 4 for 1 common stock split for all shareholders of record on December 1, 2004. Per-share amounts in the accompanying financial statements and notes have been restated for the stock dividend.

APD ANTIQUITIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004


NOTE 5 - ACQUISITION OF GCJ, INC.

On December 20, 2004, the Company acquired all of the outstanding common stock of GCJ, Inc. from its sole shareholder by paying $3,600 in cash. In the acquisition on December 20, 2004, the Company acquired 430,000 shares of common stock in GCJ, Inc., which was subsequently retired. The Company re-issued its outstanding common shares to its shareholders of record in compliance with a transaction pursuant to Rule 12g-3 of the Securities and Exchange Commission. For accounting purposes the acquisition has been treated as a recapitalization of APD, with APD as the acquirer (reverse acquisition). The historical financial statements prior to December 20, 2004 are those of APD while the legal structure of GCJ, Inc. remains in place. GCJ, Inc. had no assets or liabilities at the time of the acquisition.


NOTE 6 - STOCK OPTION PLAN

The Company's board of directors approved the adoption of the "2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan" by unanimous consent on January 15, 2001. This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company's common stock may be subject to, or issued pursuant to, the terms of the plan. No options have been issued under the plan as of December 31, 2004.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Rental Agreement
The Company has a month-to-month rental agreement for office space in Spokane, Washington. The monthly rent is $300. Rent payments were $3,600 for each of the years ended December 31, 2004 and 2003.


NOTE 8 - RELATED PARTY TRANSACTIONS

The occasional usage of used computer equipment, provided to the Company by the Company's officers at no charge, is considered immaterial for financial reporting purposes.

The Company pays a 3% commission on every sale to both of the Company's two officers. Commissions unpaid, but accrued, are unsecured, payable upon demand and non-interest bearing. Commissions paid during the years ended December 31, 2004 and 2003 were $5,640 and $0, respectively.