Form 10QSB
period 2005-03-31
APD ANTIQUITIES, INC.
filed 2005-05-23
CIK 1289046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2005

OR

[    ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number 000-50738

APD ANTIQUITIES, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA                                                                                                           91-1959986

State or jurisdiction of incorporation                                                    (I.R.S Employer I.D

or organization                                                                                             No.)

1314 S. Grand Blvd, Ste. 2-250, Spokane, WA 99202

(Address of principal executive offices)

(509) 744-8590

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No ___

As of March 31, 2005, there were 1,448,000 hares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ___No  X

APD ANTIQUITIES, INC.

INDEX

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheets as of March 31, 2005 (unaudited)

and December 31, 2004 (audited)

            1

Statements of Operations (unaudited) for the three

months ended March 31, 2005 and 2004

            2

Statements of Changes in Stockholders’ Equity

(unaudited) for the three months ended March 31, 2005

            3

Statements of Cash Flows (unaudited) for the three

              months ended March 31, 2005 and 2004

           4

Notes to Financial Statements

           5

Item 2.

Plan of Operations

Item 3.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

APD ANTIQUITIES, INC.
BALANCE SHEETS

	March 31,
	2005	December 31,
	(unaudited)	2004

ASSETS
CURRENT ASSETS
Cash	$10,213	$8,993
Inventory	125	1,597
Total Current Assets	10,338	10,590

TOTAL ASSETS	$10,338	$10,590

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,724	$2,260
Commissions payable - related party	2,257	1,501
Total Current Liabilities	5,981	3,761

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $0.001
par value; 1,448,000 shares issued and outstanding	1,448	1,448
Additional paid-in capital	57,252	57,252
Accumulated deficit	(54,343)	(51,871)
Total Stockholder's Equity	4,357	6,829

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,338	$10,590

See accompanying condensed notes to interim financial statements.

APD ANTIQUITIES, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2005	2004
	(unaudited)	(unaudited)

SALES	$8,400	$-

COST OF GOODS SOLD	6,043	-

GROSS PROFIT	2,357	-

EXPENSES
Marketing	120	120
Rent	900	900
General and administrative	203	50
Professional fees	2,850	850
Commissions	756	150
TOTAL EXPENSES	4,829	2,070

LOSS FROM OPERATIONS	(2,472)	(2,070)

OTHER INCOME (EXPENSE)
Interest expense	-	(45)
TOTAL OTHER INCOME (EXPENSE)	-	(45)

LOSS BEFORE INCOME TAXES	(2,472)	(2,115)

INCOME TAXES	-	-

NET LOSS	$(2,472)	$(2,115)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	1,448,000	1,408,000

See accompanying condensed notes to interim financial statements.

APD ANTIQUITIES, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2005		2004
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,472)		$(2,115)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease in inventory	1,472		-
Increase in accounts payable	1,464		1,755
Increase in commissions payable	756		1,350
Net cash provided by operating activities	1,220		990

CASH FLOWS FROM INVESTING ACTIVITIES	-		-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of note payable	-		(1,200)
Net cash used by financing activities	-		(1,200)

Change in cash	1,220	#	(210)

Cash, beginning of period	8,993		720

Cash, end of period	$10,213		$510

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-		$-
Income taxes paid	$-		$-

See accompanying condensed notes to interim financial statements.

APD ANTIQUITIES, INC.

(Formerly GCJ, Inc.)

Condensed Notes to Financial Statements

March 31, 2005

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 31, 2004.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2005, the Company had a history of operating losses, an accumulated deficit of $54,343 and limited cash resources.  These conditions raise significant doubt about the Company’s ability to continue as a going concern.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations.  Management's plans are to seek additional capital through normal sales.  If necessary, the Company may sell common stock to provide additional cash to future operations and market development.  However, management has no plans to make a private offering of common stock at this time.

APD ANTIQUITIES, INC.

(Formerly GCJ, Inc.)

Condensed Notes to Financial Statements

March 31, 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.

Advertising Costs

Advertising costs, including costs for direct mailings, are expensed when incurred.  During the three months ended March 31, 2005, this cost was $45.

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

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged

APD ANTIQUITIES, INC.

(Formerly GCJ, Inc.)

Condensed Notes to Financial Statements

March 31, 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments (continued)

forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivative contracts to hedge existing risks or for speculative purposes.

As of March 31, 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

The Company has no inventory on consignment at March 31, 2005.  In the future, if the Company consigns inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”).  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At March 31, 2005, the Company had net deferred tax assets of approximately $8,400 principally arising from net operating loss carryforwards for income tax purposes calculated at an expected rate of 34%.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the deferred tax asset was present at March 31, 2005.  The significant components of the deferred tax asset at March 31, 2005 were as follows:

APD ANTIQUITIES, INC.

(Formerly GCJ, Inc.)

Condensed Notes to Financial Statements

March 31, 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes (continued)

	March 31, 2005	December 31, 2004
Net operating loss carryforward	$53,300	$50,900

Deferred tax asset	$18,100	$17,300
Deferred tax asset valuation allowance	(18,100)	(17,300)
Net deferred tax asset	$-	$-

At March 31 2005, the Company has net operating loss carryforwards of approximately $53,300, which expire in the years 2020 through 2024.  The change in the allowance account from December 31, 2004 to March 31, 2005 was an increase of $800.

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

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.  At March 31, 2005, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

APD ANTIQUITIES, INC.

(Formerly GCJ, Inc.)

Condensed Notes to Financial Statements

March 31, 2005

NOTE 3 – PREFERRED AND COMMON STOCK

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

On December 1, 2004, the Company’s board of directors declared a 4 for 1 common stock split for all shareholders of record on December 1, 2004.  Per-share amounts in the accompanying financial statements and notes have been restated for the stock dividend.

NOTE 4 – ACQUISITION OF GCJ, INC.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Rental Agreement

The Company has a month-to-month rental agreement for office space in Spokane, Washington.  The monthly rent is $300.  At March 31, 2005, the Company has accrued rent payable of $900.

APD ANTIQUITIES, INC.

(Formerly GCJ, Inc.)

Condensed Notes to Financial Statements

March 31, 2005

NOTE 6 – RELATED PARTY TRANSACTIONS

The occasional usage of used computer equipment, provided to the Company by the Company’s officers at no charge, is considered immaterial for financial reporting purposes.

The Company pays a 3% commission on every sale the Company’s officers.  Commissions unpaid, but accrued, are unsecured, payable upon demand and non-interest bearing.  Commissions accrued during the three months ended March 31, 2005 and 2004 were $2,257 and $3,965 respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and other filings with the Securities and Exchange Commission made by the Registrant from time to time.  The discussion of the Registrant’s liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant’s operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.  This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

APD Antiquities, Inc.’s (the “Company” or “APD”) financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   APD uses cash and cash equivalents as its primary measure of liquidity.  Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

As of March 31, 2005, we had a working capital surplus of $4,357, compared to a working capital surplus of $6,829 for the year ended December 31, 2004.  This must be read in conjunction with the notes to the financial statements of December 31, 2004.  We believe that our current cash needs for at least the next twelve months can be met by our revenues.

Results of Operations

For the three months ended March 31, 2005, compared to the three months ended March 31, 2004.

Revenues

Total revenues amounted to $2,357 for the three months ended March 31, 2005 compared to $0 for the corresponding period in the prior year.  Since the company has had no revenues since its inception, a comparison of the two periods is not meaningful.

Operating Expenses

Costs and expenses amounted to $4,829 for the three months ended March 31, 2005 compared to $2,070 for the corresponding period in the prior year, an increase of $2,759. This increase was primarily the result of the Company merging with a company that had a plan of operations in the process of implementation.

Net Income or Loss

Net loss amounted to $2,472 for the three months ended March 31, 2005 compared to a net loss of $2,115 for the corresponding period in the prior year, an increase of $357.  The net loss increase primarily due to an increase in operating expenses.

Plan of Operations

Since commencement of operations in 1999, APD Antiquities, Inc. is in its initial operational stage as an e-Commerce based company engaged in the business of acquiring and marketing antiques and collectible items, mostly focusing our attention on high quality pieces from the Far East.  Our current plan of operation for the next 12 months primarily involves meeting any demand for potential clientele who are in the market for antiques.  The company expects to raise additional funds to be used as operating capital with a view to expand the current business.

ITEM 3. CONTROLS AND PROCEDURES

The Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as such term is defined in Rules 13a-15(c) under the Securities Exchange Act of 1934, as amended) as of the period covered by this report.  Based on such evaluation, the Registrant’s Chief Executive Officer has concluded that, as of the end of such period, the Registrant’s disclosure controls and procedures are effective.

There have not been any changes in the Registrant’s internal control over financial reporting (as defined in Rule 13-a 15(f) under the Securities and Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Registrant is not currently involved in any litigation.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No securities were issued during the three months ended March 31, 2005.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no submissions of matters to the vote of security holders in the period ended March 31, 2005.

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: 31.1 Sarbanes-Oxley Section 302(a) Certification 32.1 Sarbanes-Oxley Section 906 Certification

(b) Reports on Form 8-K:

February 4, 2005: Dismissal of Beckstead and Watts; LLP and appointment of Williams and Webster, PS as independent accountant.

February 24, 2005: Amendment to change of independent accountants

April 19, 2005: Completion of acquisition of GCJ, Inc. and merger.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APD ANTIQUITIES, INC.

BY: /s/ Cindy K. Swank -------------------------------------- Cindy K. Swank, President Chief Executive Officer, Chief Financial Officer Date: May 20, 2005

Exhibit 31.1

302(a) CERTIFICATIONS

I, Cindy K. Swank, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of APD Antiquities, Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness  of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation.

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

  a)  all significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

  b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting; and

Date: May 20, 2005

/s/ Cindy K. Swank

Cindy K. Swank, President

Chief Executive Officer,

Chief Financial Officer

Exhibit 32.1

APD ANTIQUITIES, INC.

CERTIFICATION PURSUANT TO 18 USC SECTION 1350, AS ADOPTED PURSANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the periodic report of APD ANTIQUITIES, INC., a Nevada corporation (the “Company”), on Form 10-QSB for the period ended March 31, 2005, as filed with the Securities and Exchange Commission (the “Report”), I, CINDY K. SWANK, Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1)  the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

This Certification has not been, and shall not be deemed, “filed” with the Securities and Exchange Commission.

Date:  May 20, 2005

By: /s/ Cindy K. Swank

Cindy K. Swank, President

Chief Executive Officer

Chief Financial Officer