Form 10QSB
period 2005-06-30
APD ANTIQUITIES, INC.
filed 2005-08-22
CIK 1289046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No ___

As of June 30, 2005 , there were 1,448,000 hares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ___No  X

APD ANTIQUITIES, INC.

INDEX

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheets as of June 30, 2005 (unaudited)

and December 31, 2004 (audited)

            1

Statements of Operations (unaudited) for the three

months ended June 30, 2005 and 2004

            2

Statements of Changes in Stockholders’ Equity

(unaudited) for the three months ended June 30, 2005

            3

Statements of Cash Flows (unaudited) for the three

              months ended June 30, 2005 and 2004

           4

Notes to Financial Statements

           5

Item 2.

Plan of Operations

Item 3.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

APD ANTIQUITIES, INC.
BALANCE SHEETS

	June 30, 2005
	2005	December 31,
	(unaudited)	2004

ASSETS
CURRENT ASSETS
Cash	$18,372	$8,993
Inventory	5,205	1,597
Accounts receivable - related party	245	-
Total Current Assets	23,822	10,590

TOTAL ASSETS	$23,822	$10,590

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,700	$2,260
Commissions payable - related party	1,010	1,501
Total Current Liabilities	3,710	3,761

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $0.001
par value; 1,698,000 and 1,448,000 shares issued
and outstanding, respectively	1,698	1,448
Additional paid-in capital	82,002	57,252
Accumulated deficit	(63,588)	(51,871)
Total Stockholder's Equity	20,112	6,829

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,822	$10,590

See accompanying condensed notes to interim financial statements.

#

APD ANTIQUITIES, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

SALES	$8,500	$32,000	$16,900	$32,000

COST OF GOODS SOLD	7,120	27,500	13,163	27,500

GROSS PROFIT	1,380	4,500	3,737	4,500

EXPENSES
Marketing	79	120	199	240
Rent	900	900	1,800	1,800
General and administrative	638	122	841	172
Professional fees	8,243	-	11,093	850
Commissions	765	1,920	1,521	2,070
TOTAL EXPENSES	10,625	3,062	15,454	5,132

LOSS FROM OPERATIONS	(9,245)	1,438	(11,717)	(632)

OTHER INCOME (EXPENSE)
Interest expense	-	(24)	-	(69)
TOTAL OTHER INCOME (EXPENSE)	-	(24)	-	(69)

INCOME (LOSS) BEFORE INCOME TAXES	(9,245)	1,414	(11,717)	(701)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(9,245)	$1,414	$(11,717)	$(701)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$ nil	$(0.01)	$ nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	1,553,556	1,408,000	1,500,778	1,408,000

See accompanying condensed notes to interim financial statements.

#

APD ANTIQUITIES, INC.
STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2005		2004
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,717)		$(701)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in inventory	(3,608)		17,500
Increase in accounts receivable - related party	(245)		-
Increase in accounts payable	440		1,114
Increase (decrease) in commissions payable	(491)		2,070
Net cash provided by operating activities	(15,621)		19,983

CASH FLOWS FROM INVESTING ACTIVITIES	-		-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	25,000		10,000
Payment of note payable	-		-
Net cash used by financing activities	25,000		10,000

Change in cash	9,379	#	29,983

Cash, beginning of period	8,993		720

Cash, end of period	$18,372		$30,703

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-		$-
Income taxes paid	$-		$-

#

See accompanying condensed notes to interim financial statements.

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 2005, the Company had a history of operating losses, an accumulated deficit of $63,588 and limited cash resources.  These conditions raise significant doubt about the Company’s ability to continue as a going concern.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations.  Management's plans are to obtain additional cash through normal sales.  If necessary, the Company may sell common stock to provide additional cash to future operations and market development.  However, management has no plans to make a private offering of common stock at this time.

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

The Company has no inventory on consignment at June 30, 2005.  In the future, if the Company consigns inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

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

At June 30, 2005, the Company had net deferred tax assets of approximately $21,000 principally arising from net operating loss carryforwards for income tax purposes calculated at an expected rate of 34%.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the deferred tax asset was present at June 30, 2005.  The significant components of the deferred tax asset at June 30, 2005 were as follows:

	June 30, 2005	December 31, 2004
Net operating loss carryforward	$63,000	$50,900

Deferred tax asset	$21,600	$17,300
Deferred tax asset valuation allowance	(21,600)	(17,300)
Net deferred tax asset	$-	$-

At June 30, 2005, the Company has net operating loss carryforwards of approximately $63,000, which expire in the years 2020 through 2025.  The change in the allowance account from December 31, 2004 to June 30, 2005 was an increase of $4,300.

Revenue and Cost Recognition

Revenues from retail sales are recognized at the time that products are delivered.

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

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.  At June 30, 2005, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

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

NOTE 3 – PREFERRED AND COMMON STOCK (continued)

During the six months ended June 30, 2005, the Company issued 250,000 shares of common stock for cash in the amount of $25,000.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Rental Agreement

The Company has a month-to-month rental agreement for office space in Spokane, Washington.  The monthly rent is $300.  At June 30, 2005, the Company has accrued rent payable of $2,700.

NOTE 6 – RELATED PARTY TRANSACTIONS

The occasional usage of used computer equipment, provided to the Company by the Company’s officers at no charge, is considered immaterial for financial reporting purposes.

The Company pays a 3% commission on every sale the Company’s officers.  Commissions unpaid, but accrued, are unsecured, payable upon demand and non-interest bearing.  Commissions accrued at June 30, 2005 and 2004 were $1,010 and $4,685, respectively.

During the six months ended June 30, 2005, the Company paid out to the officers $743 each in accrued commissions. It was later noted that one of the officers, who has only been an officer since late 2004, had not accrued commissions totaling $743, and was overpaid $245.  This amount is included on the balance sheets under “accounts receivable – related party”.  The error was noted subsequent to the date of the financials and the officer has since repaid this amount to the Company.

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

As of June 30, 2005, we had a working capital surplus of $20,112, compared to a working capital surplus of $6,829 for the year ended December 31, 2004.  This must be read in conjunction with the notes to the financial statements of December 31, 2004.  We believe that our current cash needs for at least the next twelve months can be met by our revenues.

Results of Operations

For the three months ended June 30, 2005, compared to the three months ended June 30, 2004.

Revenues

Total revenues amounted to $1,380 for the three months ended June 30, 2005 compared to $4,500 for the corresponding period in the prior year.  Since the company has had no revenues since its inception, a comparison of the two periods is not meaningful.

Operating Expenses

Costs and expenses amounted to $10,625 for the three months ended June 30, 2005 compared to $3,062 for the corresponding period in the prior year, an increase of $7,563. This increase was primarily the result of the Company merging with a company that had a plan of operations in the process of implementation.

Net Income or Loss

Net loss amounted to $9,245 for the three months ended June 30, 2005 compared to a net loss of $1,414 for the corresponding period in the prior year, an increase of $7,831.  The net loss increase primarily due to an increase in operating expenses.

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

No securities were issued during the three months ended June 30, 2005.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no submissions of matters to the vote of security holders in the period ended June 30, 2005.

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

APD ANTIQUITIES, INC.

BY: /s/ Cindy K. Swank -------------------------------------- Cindy K. Swank, President Chief Executive Officer, Chief Financial Officer Date: August 22, 2005

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

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

  a)  all significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

  b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting; and

Date: August 22, 2005

/s/ Cindy K. Swank

Cindy K. Swank, President

Chief Executive Officer,

Chief Financial Officer

Exhibit 32.1

APD ANTIQUITIES, INC.

CERTIFICATION PURSUANT TO 18 USC SECTION 1350, AS ADOPTED PURSANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the periodic report of APD ANTIQUITIES, INC., a Nevada corporation (the “Company”), on Form 10-QSB for the period ended June 30, 2005, as filed with the Securities and Exchange Commission (the “Report”), I, CINDY K. SWANK, Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

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

Date:  August 22, 2005

By: /s/ Cindy K. Swank

Cindy K. Swank, President

Chief Executive Officer,

Chief Financial Officer