Form 10QSB
period 2005-09-30
APD ANTIQUITIES, INC.
filed 2005-11-16
CIK 1289046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2005

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

State of jurisdiction of incorporation                                                                    IRS Employer I.D.

Or organization                                                                                                     No

1314 S. Grand Blvd, Ste. 2-250, Spokane, WA 99202

(Address of principal executive offices)

(509) 744-8590

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No ___

As of September 30, 2005, there were 1,448,000 hares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ___No  X

APD ANTIQUITIES, INC.

INDEX

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheets as of September 30, 2005 (unaudited)

and December 31, 2004 (audited)

            1

Statements of Operations (unaudited) for the three

months and nine months ended September 30, 2005 and 2004

            2

Statements of Changes in Stockholders’ Equity

(unaudited) for the three months  and nine  months

ended September 30, 2005

           3

Statements of Cash Flows (unaudited) for the nine

              months ended September 30, 2005 and 2004

           4

Condensed Notes to Interim Financial Statements

           5

Item 2.

Plan of Operations

Item 3.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

APD ANTIQUITIES, INC.
(Formerly GCJ, Inc.)
BALANCE SHEETS

	September 30,
	2005	December 31,
	(unaudited)	2004

ASSETS
CURRENT ASSETS
Cash	$7,295	$8,993
Inventory	3,041	1,597
Accounts receivable	12,000	-
Total Current Assets	22,336	10,590

TOTAL ASSETS	$22,336	$10,590

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,015	$2,260
Commissions payable - related party	3,222	1,501
Total Current Liabilities	6,237	3,761

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $0.001
par value; 1,698,000 and 1,448,000 shares issued
and outstanding, respectively	1,698	1,448
Additional paid-in capital	82,002	57,252
Accumulated deficit	(67,601)	(51,871)
Total Stockholder's Equity	16,099	6,829

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,336	$10,590
	-	-

See accompanying condensed notes to interim financial statements.

APD ANTIQUITIES, INC.
(Formerly GCJ, Inc.)
STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

SALES	$27,300	$42,500	$44,200	$74,500

COST OF GOODS SOLD	24,378	38,531	37,541	66,031

GROSS PROFIT	2,922	3,969	6,659	8,469

EXPENSES
Marketing	161	119	360	359
Rent	900	900	2,700	2,700
General and administrative	122	203	963	375
Professional fees	3,295	1,685	14,388	2,535
Commissions	2,457	2,550	3,978	4,620
TOTAL EXPENSES	6,935	5,457	22,389	10,589

LOSS FROM OPERATIONS	(4,013)	(1,488)	(15,730)	(2,120)

OTHER INCOME (EXPENSE)
Interest expense	-	(1)	-	(70)
TOTAL OTHER INCOME (EXPENSE)	-	(1)	-	(70)

LOSS BEFORE INCOME TAXES	(4,013)	(1,489)	(15,730)	(2,190)

INCOME TAXES	-	-	-	-

NET LOSS	$(4,013)	$(1,489)	$(15,730)	$(2,190)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ nil	$ nil	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	1,698,000	352,293	1,567,485	352,293

See accompanying condensed notes to interim financial statements.

APD ANTIQUITIES, INC.
(Formerly GCJ, Inc.)
STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2005		2004
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,730)		$(2,190)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in inventory	(1,444)		16,028
Increase in accounts receivable	(12,000)		-
Increase in accounts payable	755		(3,720)
Increase (decrease) in commissions payable	1,721		4,620
Net cash provided (used) by operating activities	(26,698)		14,738

CASH FLOWS FROM INVESTING ACTIVITIES	-		-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	25,000		10,000
Payment of note payable	-		(1,200)
Net cash provided by financing activities	25,000		8,800

Change in cash	(1,698)	#	23,538

Cash, beginning of period	8,993		720

Cash, end of period	$7,295		$24,258

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-		$-
Income taxes paid	$-		$-

See accompanying condensed notes to interim financial statements.

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2005, the Company had a history of operating losses, an accumulated deficit of $67,601 and limited cash resources.  These conditions raise significant doubt about the Company’s ability to continue as a going concern.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations.  Management's plans are to seek additional capital through normal sales.  If necessary, the Company may sell common stock to provide additional cash to future operations and market development.  However, management has no plans to make a private offering of common stock at this time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Inventories

Inventories are accounted for using the specific identification method, and stated at the lower of cost or market, with market representing the lower of replacement cost or estimated net realizable value.  The Company has no insurance coverage on its inventory.

The Company has no inventory on consignment at September 30, 2005.  In the future, if the Company consigns inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At September 30, 2005, the Company had net deferred tax assets of approximately $22,900 principally arising from net operating loss carryforwards for income tax purposes calculated at an expected rate of 34%.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the deferred tax asset was present at September 30, 2005.  The significant components of the deferred tax asset at June 30, 2005 were as follows:

	September 30, 2005	December 31, 2004
Net operating loss carryforward	$67,600	$50,900

Deferred tax asset	$22,900	$17,300
Deferred tax asset valuation allowance	(22,900)	(17,300)
Net deferred tax asset	$-	$-

At September 30 2005, the Company has net operating loss carryforwards of approximately $67,600, which expire in the years 2020 through 2025.  The change in the allowance account from December 31, 2004 to September 30, 2005 was an increase of $5,600.

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

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.  At September 30, 2005, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

NOTE 3 – COMMON STOCK

During the nine months ended September 30, 2005, the Company issued 250,000 shares of common stock for cash in the amount of $25,000.

NOTE 4 – ACQUISITION OF GCJ, INC.

On December 20, 2004, the Company acquired all of the outstanding common stock of GCJ, Inc. from its sole shareholder by paying $3,600 in cash.  In the acquisition on December 20, 2004, the Company acquired 430,000 shares of common stock in GCJ, Inc., which was subsequently retired.  The Company re-issued its outstanding common shares to its shareholders of record in compliance with a transaction pursuant to Rule 12g-3 of the Securities and Exchange Commission.  For accounting purposes, the acquisition has been treated as a recapitalization of APD, with APD as the acquirer (reverse acquisition).  The historical financial statements prior to December 20, 2004 are those of APD while the legal structure of GCJ, Inc. remains in place.  GCJ, Inc. had no assets or liabilities at the time of the acquisition.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Rental Agreement

The Company has a month-to-month rental agreement for office space in Spokane, Washington.  The monthly rent is $300.  At September 30, 2005, the Company has accrued rent payable of $2,700.

NOTE 6 – RELATED PARTY TRANSACTIONS

The occasional usage of used computer equipment, provided to the Company by the Company’s officers at no charge, is considered immaterial for financial reporting purposes.

The Company pays a 3% commission on every sale to the Company’s officers.  Commissions unpaid, but accrued, are unsecured, payable upon demand and non-interest bearing.  Commissions accrued during the three months ended September 30, 2005 and 2004 were $3,222 and $7,235, respectively.

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

As of September 30, 2005, we had a working capital surplus of $16,099, compared to a working capital surplus of $6,829 for the year ended December 31, 2004.  This must be read in conjunction with the notes to the financial statements of December 31, 2004.  We believe that our current cash needs for at least the next twelve months can be met by our revenues.

Results of Operations

For the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004.

Revenues

Total revenues amounted to $44,200 for the nine months ended September 30, 2005 compared to $74,500 for the corresponding period in the prior year

Operating Expenses

Costs and expenses amounted to $22,389 for the nine months ended September 30, 2005 compared to $10,589 for the corresponding period in the prior year, an increase of $10,800. This increase was primarily the result of the Company merging with a company that had a plan of operations in the process of implementation and increases in legal and accounting expenses.

Net Income or Loss

Net loss amounted to $15,730 for the three months ended September 30, 2005 compared to a net loss of $2,120 for the corresponding period in the prior year, an increase of $13,610.  The net loss increase primarily due to an increase in operating expenses.

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

No securities were issued during the three months ended September 30, 2005.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no submissions of matters to the vote of security holders in the period ended September 30, 2005.

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

APD ANTIQUITIES, INC.

BY: /s/ Cindy K. Swank -------------------------------------- Cindy K. Swank, President Chief Executive Officer, Chief Financial Officer Date: November 14, 2005

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

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

  a)  all significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

  b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting; and

Date: November 14, 2005

/s/ Cindy K. Swank

Cindy K. Swank, President

Chief Executive Officer,

Chief Financial Officer

Exhibit 32.1

APD ANTIQUITIES, INC.

CERTIFICATION PURSUANT TO 18 USC SECTION 1350, AS ADOPTED PURSANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the periodic report of APD ANTIQUITIES, INC., a Nevada corporation (the “Company”), on Form 10-QSB for the period ended September 30, 2005, as filed with the Securities and Exchange Commission (the “Report”), I, CINDY K. SWANK, Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

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

Date:  November 14, 2005

By: /s/ Cindy K. Swank

              Cindy K. Swank, President

              Chief Executive Officer,

              Chief Financial Officer