Form 10KSB
period 2005-12-31
APD ANTIQUITIES, INC.
filed 2006-04-17
CIK 1289046

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2005

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 000-50738

                              APD ANTIQUITIES, INC.
           --------------------------------------------------------
           (Name of Small Business Issuer Specified in Its Charter)

               Nevada                                     91- 1959986
               ------                                     ----------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

     1314 S. Grand Boulevard, Suite 2 - 250, Spokane, WA         99202
     ----------------------------------------------------     ----------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the most recent fiscal year: $44,200.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (458,000 shares) as of December 31,2005 was approximately $52,000 based upon $.25 per share, the price at which the stock was originally issued which represents the latest transaction price for the shares since no public market exists for such shares.

The Registrant had 1,698,000 shares of Common Stock outstanding as of December 31,2005.
                                                                          1

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


                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

APD Antiquities, Inc. (hereinafter "We", the "Registrant" or the "Company") was incorporated in the State of Nevada on July 23, 1996.

APD Antiquities, Inc. is an e-Commerce based Company engaged in the business of acquiring and marketing antiques. As of December 31, 2005 our inventory consists of eight antiques, with an inventory cost of $12,464.16. Retail sales of antiques and collectibles are primarily facilitated through our web site: http://www.apd-international.com.

On December 27, 2004, APD Antiquities, Inc., a Nevada corporation and GCJ, Inc., ("GCJ") a Nevada corporation entered into to an Acquisition Agreement and Plan of Merger, whereby APD has acquired all the outstanding shares of common stock of GCJ from its sole stockholder in an exchange for $3,600 cash in a transaction where APD is the successor corporation.Pursuant to Rule 12g-3(g) of the General Rules and Regulations of the Securities and Exchange Commission, the APD Antiquities, Inc. is the successor issuer to GCJ for reporting purposes under the Securities Exchange Act of 1934, as amended (the "Act").The purpose of this transaction was for APD Antiquities, Inc. to succeed to the registration status of JCG under the Exchange Act pursuant to Rule 12g-3.

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

In order to catalogue our inventory, we utilize a computerized inventory control system. The computer system allows our sales staff to quickly identify and obtain information about every antique in inventory. In addition, our sales staff can obtain digital images of the antiques from our web site to exhibit to customers.
                                                                          2
CLIENTELE

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

For the year ended December 31, 2005, the Company sold nine items with an average single item sales price of approximately $4,911.

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

We honor the Certificates of Authenticity provided by our wholesale vendors. Therefore, we have an obligation to refund to the customer the purchase price paid if any document is proven non-authentic. Should our determination of authenticity of an antique be erroneous we would, as a consequence, likely suffer a loss unless redress by the Company against the seller of the antiques could be obtained. We do not carry any insurance and are currently not aware of any entity that would offer or underwrite such insurance at commercially reasonable rates to protect us against a loss arising from either the purchase of antiques lacking authenticity or claims by customers for recovery against the Certificates of Authenticity. Currently, there are no claims against us and there have been no claims made against the Company pursuant to the Certificates of Authenticity. Accordingly, we have not established a reserve against the risk of forgery or against any exposure under the Certificates of Authenticity.
                                                                          3

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

Barriers to entry into the market of sales of Asian antiques and collectibles are relatively low, and current and new competitors can launch new sites at relatively low costs using commercially available software. We potentially compete with a number of other companies marketing similar antiquities over the Internet. Pressures created by our competitors could have a material adverse effect on our business, results of operations and financial condition. We believe that the principal competitive factors in our market are volume and selection of goods, population of buyers and sellers, customer service, reliability of delivery and payment by users, brand recognition, WEB site convenience and accessibility, price, quality of search tools and system reliability. Some of our potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources. In addition, other online trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. Therefore, some of our competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies, and devote substantially more resources to Web site and systems development, or may try to attract traffic by offering incentives such as free products and/or services. Increased competition may result in reduced operating margins, loss of market share and diminished value in the Company brand.
                                                                          4
As a strategic response to changes in the competitive environment, we may, from time to time, make certain pricing, service or marketing decisions or acquisitions. Such decisions or acquisitions could have a material adverse effect on our business, results of operations and financial condition. New technologies and the expansion of existing technologies may increase competitive pressures on the Company by enabling our competitors to offer products at a lower cost. Certain Web-based applications that direct Internet traffic to certain Web sites may channel users to retail services that compete with us. Although we plan to establish arrangements with online services and have listed our site with search engine companies, there can be no assurance that arrangements can be initially established, will be renewed on commercially reasonable terms or that they will otherwise bring traffic to our web site. In addition, companies that control access to transactions through network access or Web browsers could promote our competitors or charge us substantial fees for inclusion. Any and all of these events could have a material adverse effect on our business, results of operations and financial condition.


SEASONAL BUSINESS

The nature of the business in which the Company engages is not seasonal.

EMPLOYEES

As of that date of this filing, the Company has 2 part time employees, including it executive officers, Ms. Swank and Mr. Edward Wong Wah On.No other outside business employs Ms. Swank at this time. Mr. Wong Wah On is currently employed by Anka Consultants Limited, a consultant service provider headquartered in Sheung Wan, Hong Kong.APD Antiquities, Inc. does not serve as either individual's primary source of income.Ms. Swank currently spends about twenty percent (20%) of her free time on our operations.Mr. Wong is currently only able to dedicate a few hours per week working on our operations and is the person primarily responsible for selecting and purchasing antique and collectibles. Our bylaws do not establish a minimum time commitment expected of each employee. We have no employment agreements with Ms. Swank or Mr. Wong.

ITEM 2. PROPERTIES

The address of the principal office is: 1314 S. Grand Boulevard, Suite 2 - 250, Spokane, WA 99202. An unaffiliated party is providing approximately 1,250 square feet of office space on a month-to-month basis at the rate of $300 per month. The subleased space is currently fully utilized by our employees.

Management believes that this space is currently suitable for the Company's needs for an additional twelve (12) months.

Our officers own the computer equipment the Company utilizes.


ITEM 3. LEGAL PROCEEDINGS

None.
                                                                          5
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 26, 2005 the Company held its annual meeting of shareholders for the following purposes: to elect three directors to serve until the next annual meeting of shareholders.

At the meeting the following Directors were elected by a majority of the votes cast at the election.

Cindy Swank
Edward Wong Wah On
Timothy Kuh

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

As of December 31, 2005 there were approximately 43 holders of record of the Company's Common Stock before calculating individual participants in security position listings pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934. The Company's transfer agent Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501, reported approximately 43 beneficial owners of 1,698,000 shares the Company's issued and outstanding common stock, as of December 31, 2005.

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


RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

In June 2005, we issued an aggregate of 250,000 shares of common stock in a private placement at $.10 per share. The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) and Regulation D, Rule 505 of the Securities Act. Gross proceeds of $25,000 were paid to the Company in this private placement. No commission or finder's fee was paid in regards to this transaction.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

APD Antiquities., Inc. is an e-Commerce based company engaged in the business of acquiring and marketing antiques. The Company expects to have smaller losses in 2005, but can give no assurance as to when and if it will become profitable. These losses and expenses may increase and fluctuate from quarter to quarter when and if the Company expands their marketing activities. There can be no assurance that the Company will achieve profitable operations.
                                                                          6
The Company's existing cash position is insufficient to support its operations. Accordingly, the Company is continuing to examine a range of possible funding sources, including additional strategic alliances, additional equity or debt private placements, the sale and of existing assets, the possibility of entering into one or more business transactions that could involve the merger or sale of the Company and/or the sale of some or all of its assets. We do not currently have any contractual restrictions on our ability to incur debt. Any such indebtedness could contain covenants that would restrict our operations. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If equity or convertible debt securities are issued, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the Company's common stock. This effect is attributed to the fact that while additional shares of common stock are issued from the company treasury, the Company's earnings at that particular moment remain consistent and, therefore, the earnings per share decreases. If the Company is unsuccessful in these efforts, the Company will be required to curtail its ongoing operations. If the Company were to be unable to sufficiently curtail its costs in such a situation, it might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceeding or cease operations completely.

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

We have had minimal operations and very limited revenues. From inception we have accumulated an operating deficit of $71,792. For the year ended December 31, 2005, we had a net loss of $ 19,921 on gross revenues of $42,400 from the sale of a total of 7 antique items to 7 different customers with an average single antique sales price of $5914. As of December 31, 2005, we had cash of $7,343, resale inventories of $12,464 and accounts receivable of zero for total current assets of $19,807. We have realized only minimal revenue from sales and had a net loss for the year ended December 31, 2005. We believe that we could experience negative operating cash flow for the foreseeable future as a result of significant increased spending on advertising, augmentation of inventory, etc.

The only development costs incurred since inception are with respect to finding suitable products that offer the Company potential for revenues and profits, as we market these products through our Web site.
                                                                          7
Our ability to achieve profitable operations is subject to the validity of our assumptions and risk factors within the industry and pertaining to the Company.

LIQUIDITY AND CAPITAL RESOURCES

APD Antiquities, Inc. has limited assets. As of December 31, 2005, our assets consisted of cash of $7,343, resale inventories of $12,464 and accounts receivable of zero for total assets of $19,807.

The current President of the Company owns a total of 200,004 shares of the Company's authorized but unissued stock, which she paid $150 in cash. Additionally, a private placement offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1933, as amended, pursuant to Regulation D, Rule 504, of the Act. Between May 1, 1999 and May 24, 1999, we raised $51,000 through the sale of 51,000 thousand (51,000) shares of common stock in connection with the above-mentioned private placement offering, at a price of $1.00 per share, to forty (40) unaffiliated shareholders. On December 21, 2004, the Company implemented a 4 for 1 split of the common stock. In September of 2004, we raised $10,000 through the sale of forty thousand (40,000) shares of common stock at a price of $.25 per share, to one unaffiliated shareholder.

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

During the past two fiscal years, the Company has not experienced any adverse impact arising from inflation. However, in the event prices for antiques increase materially or the value of the dollar decrease against other currencies, the Company's ability to acquire antiques, and, in turn, its ability to market such newly acquired antiques to its market, may be adversely affected. Thus, although the retail and wholesale values of the Company's existing inventory might be favorably affected by increasing prices, passing along such increases to customers could have an inhibiting effect on the Company's overall business. Management of the Company actually believes that tangible collectibles move inversely with financial assets over the long term. As a result, during times of greater inflationary expectations, tangible collectibles may actually be the beneficiary of greater interest.

The Company anticipates no material commitments for capital expenditures at the present time. Management is not aware of any trend in the Company's capital resources, which may have an impact on its income, revenue or income from continuing operations.
                                                                          8
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

RESULTS OF OPERATIONS

FISCAL 2005 COMPARED TO FISCAL 2004

Total revenues decreased from $91,500 to $44,200 or 48% comparing the fiscal year ended December 31, 2005 to the fiscal year ended December 31, 2004. This decrease in revenue is attributed to the lack of sales. The Company has capital restraints that have not allowed inventory augmentation and diversification, implementation of our marketing strategy, etc. Total cost of goods sold decreased from $80,031 in 2004 to $37,541 in 2005, which resulted in total decrease of $42,490 or 46% due to a decreased number of sales. The cost of antique and collectibles amounted to 84.93% of revenues for the 2005 fiscal year compared to 88.3% for fiscal 2004. There was no write-off of inventory or other adjustments.

For the twelve months ending December 31, 2005, the Company reported a net loss of $19,921 on gross revenues of $44,200 with gross profit on sales of $6,659 compared to sales of $91,500, a gross profit of $11,469 and net loss of $9,971 in the year ended December 31, 2004. The Company incurred Operating Expenses of $26,580 in the year ended December 31, 2005 and $21,440 in the year ended December 31, 2004. This is an increase of $4,810 from the year ending
December 31, 2004 as compared to the year ended December 31, 2005. The major difference in the two periods being attributable to an increase in accounting costs, general and administrative expenses and commissions. The Company's year ended December 31, 2005 financial statements reflect adjustments and nonrecurring items of both revenue and costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

     The Company's independent public accountants have included explanatory paragraphs in their reports on the Company's financial statements for the years ended December 31, 2004, 2003, and 2002, which express substantial doubt about the Company's ability to continue as a going concern. As discussed in Footnote 2 to the Company's financial statements, included with this 10-KSB, the Company has suffered recurring losses from operations and accumulated deficit that raises substantial doubt about its ability to continue as a going concern.
                                                                          9
ITEM 7. FINANCIAL STATEMENTS

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

                                                                          10

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

Mr. Timothy J. Kuh, Vice President and director of APD Antiquities, Inc. was elected to these offices in December of 2004. Mr. Kuh obtained his Bachelor Degree in International Affairs from Eastern Washington University in 2004. Mr. Kuh was been employed by Horizon/Alaska Airlines from 1999 until November 2004. He is currently employed by Triax Capital Management, Inc. as their operations manager. Mr. Kuh resides in Spokane, Washington and will assist the company in operations and administrative activities.
                                                                           11
Section 16(a) Beneficial Ownership Reporting Compliance

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

                          SUMMARY COMPENSATION TABLE


         NAME AND                                   OTHER ANNUAL
   PRINCIPAL POSITION     YEAR      SALARY  BONUS   COMPENSATION(1)
-----------------------   ----      ------  -----   ----------------
Cindy Swank               2005    $  -0-   -0-         $1,326
President, Treasurer      2004    $  -0-   -0-         $3,777
Chief Executive Officer   2003    $  -0-   -0-         $  -0-

*The officers/directors do not receive salaries but are to be compensated for sales generated on behalf of the Company. Compensation is based solely on bringing business to the Company. A nine percent (9%) commission is equally divided amongst the officers/directors for each sale made. Commissions were accrued, but not paid during the year ended December 31, 2004.

During the fiscal year ended December 31, 2004, no director received any compensation for attending meetings of the Board of Directors and the Company presently intends that the same will be the case for the fiscal year ended December 31, 2005. Directors are reimbursed, however, for reasonable expenses incurred on behalf of the Company.

During the fiscal year ended December 31, 2005, no director received any compensation for attending meetings of the Board of Directors and the Company presently intends that the same will be the case for the fiscal year ended December 31, 2006. Directors are reimbursed, however, for reasonable expenses incurred on behalf of the Company.
                                                                          12

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of Common Shares beneficially owned, as of the date of this filing, by: (i) the beneficial owners of more than five percent of the Common Stock of the Company; (ii) all Directors of the Company; (iii) each of the named Executive Officers; and, (iv) all Officers and Directors of the Company as a group:


Name of                                      Amount of shares
Title of Class  Beneficial Owner of Shares    held by Owner    Percent of Class
--------------  --------------------------   ----------------- ----------------

common          Cindy Swank (1)                     200,004          13.81%
common          Timothy Kuh (2)                       -0-             -0-
common          Edward Wong (3)                         400           2.76%
common          Raymond Kuh (4)                     200,004          13.81%
common          All Executive Officers and          200,404          13.84%
                Directors as a Group (3 persons)(5)
------------------------------------------------------------------------------
(1) c/o APD Antiquities, Inc., 1314 S. Grand Blvd, Suite 2-250, Spokane, WA 99202. Includes 200,004 Common Shares. See "Certain Relationships and Related Transactions."

(2) c/o APD Antiquities, Inc., 1314 S. Grand Blvd, Suite 2-250, Spokane, WA
99202.

(3) c/o APD Antiquities, Inc., 1314 S. Grand Blvd, Suite 2-250, Spokane, WA
99202.

(4) c/o APD Antiquities, Inc., 1314 S. Grand Blvd, Suite 2-250, Spokane, WA 99202. Includes 200,004 Common Shares. See "Certain Relationships and Related Transactions."

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

APD Antiquities, Inc. was incorporated on July 23, 1996, in the state of Nevada. During the year ended December 31, 1999, 300,000 shares of common stock were issued to officers and directors for cash in the amount of $300 (par value), 51,000 common shares were sold for $1.00 per share and 10,000 common shares were issued for converted debt. In September 2004, the Company issued 10,000 shares of common stock for cash in the amount of $10,000. On December 21, 2004 the company undertook a 1 for 4 split of the common stock, resulting in a total of 1,448,000 shares being issued and outstanding
                                                                          13
The Company's officers/directors do not receive salaries but are being compensated for sales generated on behalf of the Company. Compensation is based solely on bringing business to the Company. A nine percent (9%) commission is
equally divided amongst the officers/directors for each item sold.   From
inception through December 31, 2005 the current corporate officer/director, Ms. Swank, was paid a total of $ 0.00 for sales arranged on behalf of the Company. Additionally, as a result of minimal revenue and operations, commissions were waived during the year ended December 31, 2001 and commissions payable to Ms. Swank were accrued on our books during that fiscal year.

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

3.2         By-Laws*

10.1           2001 stock Option Plan

31.1        Section 302 CEO Certification

31.2        Section 906 CEO Certification

32     Section 1350 Certifications

                                                                          14
* Incorporated by reference to the Registrant's Registration Statement on Form 10SB, File No. 0-32345

(b) Reports on Form 8-K.

Form 8-K filed February 18, 2005.


                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 2006

     APD ANTIQUITIES, INC.

By:      /s/ Cindy Swank
   ------------------------------------
        Cindy Swank
        President and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         /s/ Cindy Swank
----------------------------------
        Cindy Swank
        Director
 Dated: April 12, 2006


         /s/ Edward Wong Wah On
----------------------------------
        Edward Wong Wah On
        Director
 Dated: April 12, 2006


                                                                          15


                             APD ANTIQUITIES, INC.
                               BALANCE SHEETS

                                                          December 31,
                                                    2005             2004
                                                  --------        --------
ASSETS
   CURRENT ASSETS
      Cash                                        $   7,343       $  8,993
      Inventory                                      12,464          1,597
                                                  --------        --------
            Total Current Assets                     19,807         10,590
                                                  --------        --------
   TOTAL ASSETS                                   $  19,807       $ 10,590
                                                  =========       ========



LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
      Accounts payable                            $  2,260        $  4,060
      Commissions payable - related party            1,501           2,615
      Notes payable                                     -            1,200
                                                  --------        --------
            Total Current Liabilities                3,761           7,875
                                                  --------        --------

   COMMITMENTS AND CONTINGENCIES                         -               -

   STOCKHOLDERS' EQUITY
      Preferred stock, 5,000,000 shares
         authorized, $0.001 par value;
         no shares issued and outstanding                -               -
      Common stock, 20,000,000 shares
         authorized, $0.001 par value;
         1,698,000 and 1,448,000 shares
         issued and outstanding,
         respectively                                1,698           1,448
      Additional paid-in capital                    82,002          57,252
      Accumulated deficit                          (71,792)        (51,871)
            Total Stockholder's Equity              11,908           6,829
                                                  --------        --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 19,807        $ 10,590
                                                  ========        ========


  The accompanying notes are an integral part of these financial statements.

                                                                          16

                             APD ANTIQUITIES, INC.
                            STATEMENTS OF OPERATIONS

                                                     Years Ended
                                                     December 31,
                                                -----------------------
                                                  2005          2004
                                             -----------------------

SALES                                        $                   44,200
                                             $                   91,500

COST OF GOODS SOLD                              37,541           80,031
                                             ------------    -------------
GROSS PROFIT                                     6,659           11,469

EXPENSES

     Marketing                                     519              479

     Rent                                        3,660            3,600

     General and administrative                  1,310            2,371

     Professional fees                          17,093            8,922

     Stock transfer fees                            20              428

     Commissions                                 3,978            5,640

          TOTAL EXPENSES                        26,580           21,440

LOSS FROM OPERATIONS                           (19,921)          (9,971)

OTHER INCOME (EXPENSE)
     Interest expense           -                    _              (70)

          TOTAL OTHER INCOME (EXPENSE)               -              (70)

LOSS BEFORE INCOME TAXES                       (19,921)         (10,041)

INCOME TAXES                                         -                -

NET LOSS                                      $(19,921)        $ (10,041)

     NET LOSS PER COMMON SHARE,
          BASIC AND DILUTED                 $    (0.01)        $  (0.01)

     WEIGHTED AVERAGE NUMBER OF
          COMMON STOCK SHARES
          OUTSTANDING, BASIC AND DILUTED      1,614,667        1,418,959


                                                                          17


                             APD ANTIQUITIES, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY

                          Common Stock   Additional                 Total
                      ------------------ Paid-in    Accumulated  Stockholders'
                        Shares   Amount  Capital      Deficit       Equity
                      ---------- ------- ---------- -----------  -------------

Balance,
January 1, 2004       1,408,000   $1,408  $50,892   $(41,830)   $   10,470

Net loss for year
ended December 31,
2004                          -        -        -    (10,041)      (10,041)
                      ---------- ------- ---------- -----------  -------------
Balance,
December 31, 2004    1,448,000     1,448   57,252    (51,871)        6,829

Common stock
issued for cash         40,000     9,960       40          -        25,000

Merger and
recapitalization
of company                                 (3,600)         -        (3,600)

Net loss for year
ended December 31,
2005                        -         -         -    (19,921)      (19,921)
                      ---------- ------- ---------- -----------  -------------
Balance,
December 31, 2004   1,698,000   $1,698    $82,002  $ (71,792)     $ 11,908
                    =========   =======   =======  ==========   ===========



  The accompanying notes are an integral part of these financial statements.
                                                                          18


                             APD ANTIQUITIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                        Years Ended
                                                        December 31,
                                                    2005          2004
                                                 -----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                               $  (19,921)    $ (10,041)
        Adjustments to reconcile net loss
          to net cash provided (used)
          by operating activities:
        Decrease (increase) in inventory          (10,867)       16,028
        Increase (decrease) in accounts payable     1,420        (1,800)
       Increase (decrease) in commissions payable  2,718          (1,114)
                                                 -----------   ----------
Net cash provided (used) by operating activities  (26,650)        3,073

CASH FLOWS FROM INVESTING ACTIVITIES                   -              -

CASH FLOWS FROM FINANCING ACTIVITIES
        Acquisition of subsidiary
           and recapitalization                        -           (3,600)
        Proceeds from note payable                     -               -
        Payment of note payable                        -          (1,200)
        Common stock issued for cash              25,000          10,000
                                                 -----------   -----------
Net cash provided by financing activities         25,000           5,200

Change in cash                                    (1,650)          8,273

CASH, BEGINNING OF PERIOD                            720           6,337
                                                 -----------   -----------
CASH, END OF PERIOD                            $   7,343     $     8,993
                                                 ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
        Interest paid                           $      -      $       70
        Income taxes paid                       $      -      $        -

The accompanying notes are an integral part of these financial statements.

                                                                          19

                             APD ANTIQUITIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

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


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Going Concern
-------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2005, the Company had a history of operating losses, an accumulated deficit of $71,792 and limited cash resources. These conditions raise significant doubt about the Company's ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management's plans are to seek additional capital through normal sales. If necessary, the Company may sell common stock to provide additional cash to future operations and market development. However, management has no plans to make a private offering of common stock at this time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.
                                                                          20
Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting.

Accounting Pronouncements
-------------------------
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets an Amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.
                                                                          21
In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter "SFAS No. 154") which replaces Accounting
Principles Board Opinion No. 20, "Accounting  Changes", and SFAS No. 3,
"Reporting Accounting Changes in Interim Financial Statements   An Amendment of
APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have a material impact on the Company's financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets   an
Amendment of APB Opinion No. 29", (hereinafter "SFAS No. 153"). This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, "Accounting for Real Estate
Time-Sharing Transactions   an amendment of FASB Statements No. 66 and 67"
(hereinafter "SFAS No. 152"), which amends FASB Statement No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions" (hereinafter "SOP 04-2"). This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects" to state that the guidance for (a) incidental operations and
(b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.
                                                                          22
In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs an amendment of ARB No. 43, Chapter 4" (hereinafter "SFAS No. 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award. Management has not currently evaluated the impact of adoption on its overall results of operations or financial position.

Advertising Costs
-----------------
Advertising costs, including costs for direct mailings, are expensed when incurred. During the year ended December 31, 2005 and 2004 these costs were $519 and $479, respectively.

Basic and Diluted Earnings Per Share
------------------------------------
Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is the same as basic net income (loss) per share as there are no common stock equivalents outstanding.

Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents.
                                                                          23
Compensated Absences
--------------------
The Company does not offer paid vacation or personal time to its employees. Accordingly, there is no related accrual of expenses.

Derivative Instruments
----------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 133"), as amended by SFAS No. 137,
"Accounting for Derivative Instruments and Hedging Activities   Deferral of the
Effective Date of FASB No. 133", SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", and SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Standards No. 133 and 140". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

As of December 31, 2005 and 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts for cash, payables and accrued liabilities approximate their fair value.

Inventories
-----------
Inventories are accounted for using the specific identification method, and stated at the lower of cost or market, with market representing the lower of replacement cost or estimated net realizable value. The Company has no insurance coverage on its inventory.

The Company has no inventory on consignment at December 31, 2005 or 2004. In the future, if the Company consigns inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.
                                                                          24
Provision for Taxes
-------------------
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2005, the Company had deferred tax assets of approximately $24,000 principally arising from net operating loss carryforwards for income tax purposes calculated at an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at December 31, 2005 and 2004. The significant components of the deferred tax assets at December 31, 2005 and 2004 were as follows:

                                     December 31, 2005      December 31, 2004
                                     -----------------      -----------------
Net operating loss carryforward         $   70,800           $    50,900
Deferred tax asset                      $   24,000           $    17,300
Deferred tax asset valuation allowance     (24,000)              (17,300)
Net deferred tax asset                  $        -           $         -

At December 31, 2005, the Company has net operating loss carryforwards of approximately $70,800, which expire in the years 2020 through 2025. The change in the allowance account from December 31, 2004 to December 31, 2005 was an increase of $6,700.

Revenue and Cost Recognition
----------------------------
Revenues from retail sales are recognized at the time the products are delivered.

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

Use of Estimates
----------------
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. At December 31, 2005 and 2004, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.
                                                                          25
NOTE 3   NOTES PAYABLE

During the year ended December 31, 2003, an outside party loaned the Company $1,200. The unsecured loan bore no interest and was due on November 20, 2004. During the year ended December 31, 2004, the Company repaid the loan in full.

NOTE 4   PREFERRED AND COMMON STOCK

The Company has 5,000,000 shares of preferred stock authorized and none issued.

The Company has 20,000,000 shares of common stock authorized. All shares of stock are non-assessable and non-cumulative, with no preemptive rights.


In September 2004, the Company issued 40,000 shares of common stock for cash in the amount of $10,000.

On December 1, 2004, the Company's board of directors declared a 4 for 1 common stock split for all shareholders of record on December 1, 2004. Per-share amounts in the accompanying financial statements and notes have been restated for the stock dividend. During the year ended December 31, 2005, the Company sold 250,000 shares of common stock in a private placement for cash of $25,000 ($0.10 per share).


NOTE 5   ACQUISITION OF GCJ, INC.

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


NOTE 6   STOCK OPTION PLAN

The Company's board of directors approved the adoption of the "2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan" by unanimous consent on January 15, 2001. This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company's common stock may be subject to, or issued pursuant to, the terms of the plan. No options have been issued under the plan as of December 31, 2005.
                                                                          26

NOTE 7   COMMITMENTS AND CONTINGENCIES

Rental Agreement
----------------
The Company has a month-to-month rental agreement for office space in Spokane, Washington. The monthly rent is $300. Rent payments were $3,600 for each of the years ended December 31, 2005 and 2004.


NOTE 8   RELATED PARTY TRANSACTIONS

The occasional usage of used computer equipment, provided to the Company by the Company's officers at no charge, is considered immaterial for financial reporting purposes.

The Company pays a 3% commission on every sale to both of the Company's two officers. Commissions unpaid, but accrued, are unsecured, payable upon demand and non-interest bearing. Commissions paid during the years ended December 31, 2005 and 2004 were $1,259 and $5,640, respectively.


Exhibit 10.1  -  2001 STOCK OPTION PLAN

                             APD ANTIQUITIES, INC.
                             2001 STOCK OPTION PLAN
            (Adopted by the Board of Directors on January 15, 2001)

1.     Purpose.

This 2001 Stock Option Plan is intended to encourage stock ownership in APD Antiquities Inc. by the officers, directors, employees, consultants, and advisors of the Company or its affiliates in order to promote their interest in the success of the Company and to encourage their continued affiliation. All options granted under this 2001 Stock Option Plan are intended to be either (a) Incentive Stock Options or (b) Non-Statutory Stock Options.

2.     Definitions.

As used herein the following definitions shall apply:

"Act" shall mean the Securities Exchange Act of 1934, as amended from time to time.

"Advisor" shall mean an individual who provides bona fide services to the Company or Affiliate pursuant to a written contract.

"Affiliate" shall mean any corporation defined as a "parent corporation" or a "subsidiary corporation" by Code Section 424(e) and (f), respectively.

"Agreement" shall mean either a 2001 Incentive Stock Option Agreement or a 2001 Non-Statutory Stock Option Agreement, embodying the terms of the agreement between the Company and the Optionee with respect to Optionee's Option.

"Board" shall mean the Board of Directors of the Company.

"Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.
                                                                          27
"Company" shall mean APD Antiquities Inc., a Nevada corporation.

"Consultant" shall mean any person who is placed on the Company's Consultants List by the Board and who agrees in writing to be included thereon.

"Disability" or "Disabled" shall mean the condition of being "disabled" within the meaning of Section 422(c)(6) of the Code or any successor provision.

"Disinterested Person" means a Non-Employee Director as defined in Rule 16b-3 of the Exchange Act of 1934, as amended.

"Employee" shall mean any salaried employee of the Company or its Affiliates, including those employees who are officers of the Company or its Affiliates.

"Fair Market Value" of Stock on a given date shall mean an amount per share as determined by the Board or its delegates by applying any reasonable valuation method determined without regard to any restriction other than a restriction which, by its terms, will never lapse. Notwithstanding the preceding, if the Stock is traded upon an established stock exchange, then the "Fair Market Value" of Stock on a given date per share shall be deemed to be the average of the highest and lowest selling price per share of the Stock on the principal stock exchange on which the Stock is then trading or, if there was no trading of the Stock on that day, on the next preceding day on which there was such trading; if the Stock is not traded upon an established stock exchange but is quoted on a quotation system, the "Fair Market Value" of Stock on a given date shall be deemed to be the mean between the closing representative "bid" and "ask" prices per share of the Stock on such date as reported by such quotation system or, if there was no trading of the Stock on that day, on the next preceding day on which there was such trading.

"Incentive Stock Option" shall mean an option granted pursuant to the Plan which is designated by the Board or its delegates as an "Incentive Stock Option" and which qualifies as an incentive stock option under Section 422 of the Code or any successor provision.

"Non-Statutory Stock Option" shall mean a stock option granted pursuant to the Plan which is not an Incentive Stock Option.

"Option" shall refer to either or both an Incentive Stock Option or Non-Statutory Stock Option, as the context shall indicate.

"Optionee" shall mean the recipient of an Incentive Stock Option or a Non-Statutory Stock Option.

"Option Price" shall mean the price per share of Stock to be paid by the Optionee upon exercise of the Option.

"Option Stock" shall mean the total number of shares of Stock the Optionee shall be entitled to purchase pursuant to the Agreement.

"Plan" shall mean this APD Antiquities 2001 Stock Option Plan, as amended from time to time.

"Reporting Person" shall mean an Optionee who is required to file statements relating to his or her beneficial ownership of Stock with the SEC pursuant to
Section 16(a) of the Act.

"Rule 16b-3" shall mean Rule 16b-3 (as amended from time to time), promulgated by the SEC under the Act, and any successor thereto.

"SEC" shall mean the Securities and Exchange Commission.

"Stock" shall mean the $0.001 par value Common Stock of the Company.
                                                                          28
3.     Administration.

The Plan shall be administered by the Board; provided, however, that the Board may delegate all or any part of its authority to administer the Plan in its entirety or, with respect to any group or groups of persons eligible to receive Options hereunder, to such committee as the Board shall in its sole discretion determine. Such committee shall be composed of not fewer than two members (the "Committee"), all of the members of which Committee shall be Disinterested Persons, if required. Any Disinterested Person shall comply with the requirements of Rule 16b-3. The Board or its Committee may adopt, amend and rescind such rules and regulations for carrying out the Plan and implementing agreements and take such actions as it deems proper. The interpretation, construction and application by the Board or its Committee of any of the provisions of the Plan or any Option granted thereunder shall be final and binding on the Company, all Optionees, their legal representatives, and any person who may acquire an Option directly from an Optionee by permitted transfer, bequest or inheritance. Reference to administrative acts by the Board in the Plan shall also refer to acts by its Committee, unless the context otherwise indicates. Whether or not the Board has delegated administrative authority, the Board has the final power to determine all questions of policy or expediency that may arise in administration of the Plan.

4.     Eligibility.

Only Employees are eligible to receive Incentive Stock Options under the Plan. Employees, Officers, Directors, Consultants and Advisors of the Company or its Affiliates are eligible to receive Non-Statutory Stock Options under the Plan.

No person shall be eligible to receive an Option for a larger number of shares than is recommended for him or her by the Board. Any Optionee may hold more than one Option (whether Incentive Stock Options, Non-Statutory Stock Options, or both, but only on the terms and conditions and subject to the restrictions set forth herein.

Incentive Stock Options granted to an Employee who owns stock at the time the Incentive Stock Option is granted, representing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company and its Affiliates, shall be granted at an Option Price at least one hundred ten percent (110%) of the Fair Market Value of the Stock at the time the Incentive Stock Option is granted. In determining ownership of Stock by an Employee, the attribution standards set forth in Code Section 424(d) shall be applicable.
                                                                          29
5.     Stock Subject to the Plan.

Options granted under the Plan shall be for shares of the Company's authorized but unissued or re-acquired Stock. The aggregate number of shares of Stock which may be subject to Options pursuant to the Plan shall not exceed one million (1,000,000) shares, unless adjusted by the Board pursuant to Paragraph 6(l). Stock issued under other stock option plans of the Company shall not be counted against the maximum number of shares that can be issued under the Plan.

In the event that any outstanding Option expires or is terminated for any reason, the shares of Stock allocable to the unexercised portion of such Option may again be subject to an Option under the Plan.

If an Optionee pays all or part of any Option Price with shares of Stock, the number of shares deemed to be issued to the Optionee (and counted against the maximum number of shares that can be issued under the Plan) shall be the number of shares transferred to the Optionee by the Company, less the number of shares transferred by the Optionee to the Company as payment. Stock issued on the exercise of an Option which is forfeited in accordance with the conditions contained in the grant by the Optionee after issuance shall be deemed to have never been issued under the Plan and, accordingly, shall not be counted against the maximum number of shares that can be issued under the Plan.

Notwithstanding the terms of the previous two sentences, the maximum number of shares for which Incentive Stock Options may be issued under the Plan shall be one million (1,000,000) shares, subject to adjustment by the Board as provided under Paragraph 6(l), regardless of the fact that under the terms of the preceding sentences, a lesser number of shares is deemed to be issued pursuant to the exercise of Incentive Stock Options.

6.     Terms and Conditions of Options.

The Board or its delegates shall authorize the granting of all Options under the Plan with such Options to be evidenced by Incentive Stock Option Agreements or Non-Statutory Stock Option Agreements, as the case may be. Each Agreement shall be in such form as the Board may approve from time to time. Each Agreement shall comply with and be subject to the following terms and conditions:

(a) Type of Option; Number of Shares. Each particular Option Agreement shall state the type of Options to be granted (whether Incentive Stock Options or Non-Statutory Stock Options) and the number of shares to which the Option pertains. Under no circumstances shall the aggregate Fair Market Value of the Stock (determined as of the time the Option is granted) with respect to which Incentive Stock Options are exercisable for the first time by any Employee during any calendar year (under all incentive stock option plans of the Company and its Affiliates) exceed $100,000.
                                                                           30
(b) Option Price. Each particular Option Agreement shall state the Option Price. The Option Price for an Incentive Stock Option shall not be less than one hundred percent (100%) of the Fair Market Value per share of Stock on the date the Incentive Stock Option is granted. The Option Price for a Non-Statutory Stock Option shall be the price per share of Stock set by the Board or its delegates.

(c) Certificate Legends. Certificates for shares of Stock issued and delivered to Reporting Persons may be legended, as the Board deems appropriate, if required by the provisions of any applicable rule or regulation.

(d) Medium and Time of Payment. The aggregate Option Price shall be payable upon the exercise of the Option and shall be paid in any combination of:

(i)     United States cash currency;

(ii)    a cashier's or certified check to the order of the Company;

(iii)   a personal check acceptable to the Company;

(iv) to the extent permitted by the Board, shares of Stock of the Company (including previously owned Stock or Stock issuable in connection with the Option exercise), properly endorsed to the Company, whose Fair Market Value on the date of exercise equals the aggregate Option Price of the Option being exercised; or

(v) to the extent permitted by the Board, the Optionee's entering into an agreement with the Company, whereby a portion of the Optionee's Options are terminated and where the "built-in gain" on any Options which are terminated as part of such agreement equals the aggregate Option Price of the Option being exercised. The Company may establish, from time to time, procedures for a "cashless exercise" of options. "Built-in gain" means the excess of the aggregate Fair Market Value of any Stock otherwise issuable on exercise of a terminated Option, over the aggregate Option Price otherwise due the Company on such exercise.
                                                                           31
The Board may permit deemed or constructive transfer of shares in lieu of actual transfer and physical delivery of certificates. Except to the extent prohibited by applicable law, the Board may take any necessary or appropriate steps in order to facilitate the payment of any such Option Price. Without limiting the foregoing, the Board may cause the Company to loan the Option Price to the Optionee or to guarantee that any Stock to be issued will be delivered to a broker or lender in order to allow the Optionee to borrow the Option Price. The Board, in its sole and exclusive discretion, may require satisfaction of any rules or conditions in connection with payment of the Option Price at any particular time, in any particular form, or with the Company's assistance. If Stock used to pay any Option Price is subject to any prior restrictions imposed in connection with any plan of the Company (including this Plan), an equal number of the shares of Stock acquired on exercise shall be made subject to such prior restrictions in addition to any further restrictions imposed on such Stock by the terms of the Optionee's Agreement or by the Plan.

(e) Vesting. The total number of shares of Stock subject to an Option may, but need not, be allotted in periodic installments (which may, but need not, be equal). The Option Agreement may provide that from time to time during each of such installment periods, the Option may become exercisable ("vest") with respect to some or all of the shares allotted to that period, and may be exercised with respect to some or all of the shares allotted to such period and/or any prior period as to which the Option became vested but was not fully exercised. During the remainder of the term of the Option (if its term extends beyond the end of the installment periods), any unexercised Option Stock may be exercised from time to time.

(f) Duration of Options. Each particular Option Agreement shall state the term of the Option; provided, however, that all Incentive Stock Options granted under this Plan shall expire and not be exercisable after the expiration of ten
(10) years from the date granted; provided, further, that any Incentive Stock Option granted to an Employee who owns stock at the time the Incentive Stock Option is granted representing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company and its Affiliates shall expire and not be exercisable after the expiration of five (5) years from the date granted. Non-Statutory Stock Options shall expire and not be exercisable after the date set by the Board or its delegates in the particular Option Agreement, or on any later date subsequently approved by the Board or its delegates.

(g)     Exercise of Options.

(i) Each particular Option Agreement shall state when the Optionee's right to purchase Stock pursuant to the terms of an Option are exercisable in whole or in part, provided, however, that Incentive Stock Options shall not be exercisable by an Employee more than 90 days after the date that the employment of such Employee is voluntarily or involuntarily terminated, except in the case of death or disability of the Employee as provided below. Subject to the earlier termination of the right to exercise the Options as provided under this Plan, Options shall be exercisable in whole or in part as the Board, in its sole and exclusive discretion, may provide in the particular Option Agreement, as amended. The Board may at any time increase the percentage of an Option that is otherwise exercisable under the terms of a particular Option Agreement. The Board, in its sole and exclusive discretion, may permit the issuance of Stock underlying an Option prior to the date the Option is otherwise exercisable, provided such Stock is subject to repurchase rights which expire pro rata as the Option would otherwise have become exercisable.

(ii) If the Optionee does not exercise in any one (1) year period the full number of shares to which he or she is then entitled to exercise, the Optionee may exercise those shares in any subsequent year during the term of the Option.

(h) Transfer of Options. An Option shall not be transferable except by will or by the laws of decent and distribution, and shall be exercisable during the lifetime of the person to whom the Option is granted only by such person, except as specifically provided for by the Board. An attempted non-permitted transfer of an Option shall be void.
                                                                           32
(i) Disability of Optionee. In the event an Optionee's Continuous Status as an Employee, Director or Consultant terminates as a result of the Optionee's Disability, the Optionee may exercise his or her Option, but only within twelve
(12) months from the date of such termination (or such shorter period specified in the Option Agreement), and only to the extent that the Optionee was entitled to exercise it at the date of such termination (but in no event later than the expiration of the term of such Option as set forth in the Option Agreement). If, at the date of termination, the Optionee is not entitled to exercise his of her entire Option, the shares covered by the unexercisable portion of the Option shall revert to the Plan. If, after termination, the Optionee does not exercise his or her Option within the time specified herein, the Option shall terminate, and the shares covered by such Option shall revert to the Plan.

(j) Death of Optionee. In the event of the death of an Optionee, the Option may be exercised, at any time within sixteen (16) months following the date of death (or such other period specified in the Option Agreement but in no event later than the expiration of the term of such Option as set forth in the Option Agreement), by the Optionee's estate or by a person who acquired the right to exercise the Option by bequest or inheritance, but only to the extent the Optionee was entitled to exercise the Option at the date of death. If, at the time of death, the Optionee was not entitled to exercise his or her entire Option, the shares covered by the unexercisable portion of the Option shall revert to the Plan. If, after death, the Optionee's estate or a person who acquired the right to exercise the Option by bequest or inheritance does not exercise the Option within the time specified herein, the Option shall terminate, and the shares covered by such Option shall revert to the Plan.

(k) Termination of Employment or Relationship as an Officer, Director, Consultant or Advisor. In the event that an Optionee who is an Employee, Officer, Director, Consultant or Advisor of the Company or its Affiliates shall cease to be employed by or perform services for the Company or its Affiliates prior to the Option's expiration date (other than upon the Optionee's death or Disability), the exercise of Options held by such Optionee shall be subject to such limitations on the periods of time during which such Options, except for Incentive Stock Options limitations under section 6(g)(i) herein, may be exercised as may be specified in the particular Option Agreement, as amended, between the Optionee and the Company. Whether authorized leave of absence or absence for military or governmental service shall constitute termination of employment for purposes of the Plan shall be determined by the Board in their sole and exclusive discretion. No provision of the Plan shall be construed so as to grant any individual the right to remain in the employ or service of the Company for any period of specific duration.
                                                                           33
(l)     Recapitalization.

(i) The number of shares issuable under the Plan and the number and amount of the Option Stock and the Option Price of outstanding Options may be proportionately adjusted by the Board, in its sole and exclusive discretion, for any increase or decrease in the number of issued shares of Stock resulting from a subdivision or consolidation of shares, or for the payment of a stock dividend, or any other increase or decrease in the number of such shares effected without receipt of consideration by the Company in order to preclude the dilution or enlargement of benefits under the Plan.

(ii) The Board, in its sole and exclusive discretion, may make such equitable adjustments to the Plan and outstanding Options as it deems appropriate in order to preclude the dilution or enlargement of benefits under the Plan, upon exchange of all of the outstanding stock of the Company for a different class or series of capital stock or the separation of assets of the Company, including a spin-off or other distribution of stock or property by the Company.

(iii) If the Company shall be the surviving corporation in any merger or consolidation, each outstanding Option shall pertain to and apply to the securities to which a holder of the number of shares of Option Stock would have been entitled. A dissolution or liquidation of the Company, a merger (other than a merger the principal purpose of which is to change the state of the Company's incorporation) or consolidation in which the Company is not the surviving corporation, a reverse merger in which the Company is the surviving corporation but the Company's Common Stock outstanding immediately preceding the merger is converted by virtue of the merger into other property, or other capital reorganization in which more than fifty percent (50%) of the Company's Common Stock is exchanged (unless the dissolution or liquidation plan, merger or consolidation agreement or capital reorganization corporate documents expressly provide to the contrary) shall cause each outstanding Option to terminate, provided, that each Optionee shall, immediately prior to such event, have the right to exercise his or her Option in whole or in part, unless the Option in connection with such event is either to be assumed by the successor corporation or parent thereof, or to be replaced with a comparable option to purchase shares of the capital stock of the successor corporation or parent thereof, or the Option is to be replaced by a comparable cash incentive program of the successor corporation based on the value of the Option on the date of such event. Notwithstanding the preceding, if, within one (1) year from the date of such event, an Employee's employment is involuntarily terminated, then the Employee's outstanding Options, if any, shall become immediately exercisable.
                                                                           34
(iv) All adjustments required by the preceding paragraphs shall be made by the Board, whose determination in that respect shall be final, binding and conclusive, provided, that adjustments shall not be made in a manner that causes an Incentive Stock Option to fail to continue to qualify as an "incentive stock option" within the meaning of Code Section 422.

(v) Except as expressly provided in this Paragraph 6(l), an Optionee shall have no rights by reason of any subdivision or consolidation of shares of stock of any class, or the payment of any stock dividend, or any other increase in the number of shares of stock of any class by reason of any dissolution, liquidation, merger, consolidation, reorganization, or separation of assets, and any issue by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall not affect, and no adjustment by reason thereof shall be made with respect to, the number or amount of the Option Stock or the Option Price of outstanding Options.

(vi) The grant or existence of an Option shall not affect in any way the right or power of the Company to make adjustments, reclassifications, reorganizations or changes in its capital or business structure, or to merge, consolidate, dissolve, liquidate or sell, or transfer all or any part of its business or assets.

(m) Rights as a Shareholder. An Optionee shall not have rights as a shareholder with respect to any shares until the date of the issuance of a stock certificate to him or her for such shares. No adjustment shall be made for dividends (ordinary or extraordinary, whether in cash, securities or other property) or distributions or other rights for which the record date is prior to the date of issuance of such stock certificate, except as provided in Paragraph 6(l) above.
                                                                           35
(n) Modification, Extension and Renewal of Options. Subject to the terms and conditions of the Plan, the Board may modify (including lowering the Option Price or changing Incentive Stock Options into Non-Statutory Stock Options), extend or renew outstanding Options granted under the Plan, or accept the surrender of outstanding Options under this Plan and/or other stock option plans of the Company (to the extent not previously exercised) and authorize the granting of new Options in substitution therefor. Notwithstanding the foregoing, no modification of an Option shall, without the consent of the Optionee, alter or impair any rights or obligations under any Option previously granted under the Plan.

(o) Securities Compliance. The Company may require any Optionee, or any person to whom an Option is transferred under subsection 6(d), as a condition of exercising any such Option, (1) to give written assurances satisfactory to the Company as to the Optionee's knowledge and experience in financial and business matters and/or to employ a purchaser representative reasonably satisfactory to the Company who is knowledgeable and experienced in financial and business matters, and that he or she is capable of evaluating, alone or together with the purchaser representative, the merits and risks of exercising the Option; and (2) to give written assurances satisfactory to the Company stating that such person is acquiring the stock subject to the Option for such person's own account and not with any present intention of selling or otherwise distributing the stock. These requirements, and any assurances given pursuant to such requirements, shall be inoperative if (i) the issuance of the shares upon the exercise of the Option has been registered under a then currently effective registration statement under the Securities Act of 1933, as amended (the "Securities Act"), or (ii) as to any particular requirement, a determination is made by counsel for the Company that such requirement need not be met in the circumstances under the then applicable securities laws. Unless an Optionee could otherwise exercise a Stock Option or dispose of Stock delivered upon exercise of a Stock Option granted under the Plan without incurring liability under Section 16(b) of the Exchange Act, at least six months shall elapse from the date of acquisition of the Stock Option to the date of disposition of its underlying Stock.

(p)     Transfer and Exercise of Options.  To the extent required by Code
Section 422, each Incentive Stock Option shall state that it is not transferable or assignable by Optionee otherwise than by will or the laws of descent and distribution, and that during an Optionee's lifetime, such Incentive Stock Option shall be exercisable only by the Optionee.

(q) Other Provisions. Each Option Agreement may contain such other provisions, including without limitation, restrictions upon the exercise or transferability of the Option, as the Board may deem advisable. Any Incentive Stock Option Agreement shall contain such limitations and restrictions upon the exercise of the Incentive Stock Option as shall be necessary in order that such Incentive Stock Option shall be an "incentive stock option" as defined in Code
Section 422, or to conform to any change in the law.
                                                                           36
(r) Withholding Taxes. When the Company becomes required to collect federal and state income and employment taxes in connection with the exercise of an Option ("withholding taxes"), the Optionee shall promptly pay to the Company the amount of such taxes in cash, unless the Board permits or requires payment in another form. Subject to such conditions as it may require, the Board, in its sole discretion, may allow an Optionee to reimburse the Company for payment of withholding taxes with shares of Stock. If an Optionee is a Reporting Person at the time of exercise and is given an election to pay any withholding taxes with Stock, the Board shall have sole discretion to approve or disapprove such election.

7.     Term of Plan.

The Board may suspend or terminate the Plan at any time. Unless sooner terminated, the Plan shall not extend beyond a date ten (10) years from the date of adoption hereof by the Board. No Incentive Stock Options or Non-statutory Stock Options may be granted under the Plan while the Plan is suspended or after it is terminated. Rights and obligations under any Option granted while the Plan is in effect shall not be altered or impaired by suspension or termination of the Plan, except with the consent of the person to whom the Option was granted.

8.     Amendment of Plan.

With respect to any shares at the time not subject to Options, the Board may from time to time, insofar as permitted by law, suspend or discontinue the Plan or revise or amend the Plan in any respect whatsoever, except that, without approval of the stockholders, no such revision or amendment shall change the number of shares for which Options may be granted under the Plan, except as provided in Section 6(l), change the designation of the class of persons eligible to receive Options under the Plan, materially increase the benefits accruing to Optionees under the Plan, or decrease the price at which Incentive Stock Options may be granted. Furthermore, without the approval of the stockholders, the Plan may not be amended in any manner that will cause Incentive Stock Options issued under it to fail to meet the requirements of "incentive stock options" as defined in Code Section 422. The Board may amend the Plan from time to time to the extent necessary to comply with any applicable law, rule or other regulatory requirement.
                                                                           37
9.     Application of Funds.

The proceeds received by the Company from the sale of Stock pursuant to the exercise of an Option will be used for general corporate purposes.

10.     No Obligation to Exercise Option.

The granting of an Option shall impose no obligation upon the Optionee to exercise such Option.

11.     Indemnification.

In addition to such other rights of indemnification as they may have as Directors, Employees or agents of the Company, the Directors, or any individuals who are delegated authority by the Board to administer the Plan, shall be indemnified by the Company against: (i) their reasonable expenses, including attorneys' fees actually and necessarily incurred in connection with the defense of any action, suit or proceeding, or in connection with any appeal therein, to which they or any of them may be a party by reason of any action taken or failure to act under or in connection with the Plan or any Option granted thereunder; and (ii) against all amounts paid by them in settlement thereof (provided such settlement is approved by independent legal counsel selected by the Company), or paid by them in satisfaction of a judgment in any such action,. suit or proceeding, except in actions to matters as to which it shall be adjudged in such action, suit or proceeding that such Director or individual is liable for negligence or misconduct in the performance of his duties; this indemnification is expressly conditioned upon the indemnified party, within ninety (90) days after institution of any such action, suit or proceeding, offering the Company in writing the opportunity, at its own expense, to handle and defend the same.

12.     Approval of Stockholders.

The portions of the Plan dealing with Incentive Stock Options shall not take effect unless approved by the stockholders of the Company's preferred (if any) and Common Stock, which approval must occur within a period commencing sixty
(60) months before and ending twelve (12) months after the date the Plan is adopted by the Board. Nothing in the Plan shall be construed to limit the authority of the Company to exercise its corporate rights and powers, including the right of the Company to grant Non-Statutory Options for proper corporate purposes.

                                                                           38
Exhibit 31.1  -  SECTION 302 CERTIFICATION

                                 CERTIFICATION
                                 -------------

I, Edward Wong Wah on, certify that:

1. I have reviewed this annual report on Form 10-KSB of Absolute   APD
Antiquities, Inc.;

2. Based on my knowledge, this quarterly report does not contain any   untrue
statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements
were made, not misleading with respect to   the period covered by this
quarterly report;

3. Based on my knowledge, the financial statements, and other financial
information included in this quarterly report, fairly present in all   material
respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated:  April 12, 2006                       /s/ Edward Wong Wah On
                                             -------------------------------
                                                 Edward Wong Wah On
                                                 Director, Secretary

                                                                           39

Exhibit 31.1  -  SECTION 302 CEO CERTIFICATION


                                 CERTIFICATION
                                 -------------

I, Cindy Swank, certify that:

1. I have reviewed this annual report on Form 10-KSB of Absolute   APD
Antiquities, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements
were made, not misleading with respect to   the period covered by this
quarterly report;

3. Based on my knowledge, the financial statements, and other financial
information included in this quarterly report, fairly present in all   material
respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


April 12, 2006                           /s/ Cindy Swank
                                        ---------------------------
                                            Cindy Swank
                                            Chief Executive Officer

                                                                           40

Exhibit-31.2 - Certification per Sarbanes-Oxley Act (Section 906)

The undersigned, Cindy Swank, President and Director, of APD Antiquities, Inc.
 (the "Company") certify, pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2004 (the "Report") fully complies with the requirements of
     Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15
     U.S.C. 78m or 78o(d); and

(2) the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of the Company.

Dated:  April 12, 2006

                                                /s/ Cindy Swank
                                           ------------------------
                                               Cindy Swank
                                               Chief Executive Officer
                                               (Principal Financial Officer)

                                                                           41

Exhibit 32   SECTION 1350

                             APD ANTIQUITIES, INC.

SECTION 1350 CERTIFICATIONS

     In connection with the periodic report of APD ANTIQUITIES, INC., a Nevada corporation (the "Company"), on Form 10-KSB for the period ended December 31, 2005, as filed with the Securities and Exchange Commission (the "Report"), I, CINDY K. SWANK, Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

This Certification has not been, and shall not be deemed, "filed" with the Securities and Exchange Commission.

Date:  April 12, 2006

                              By:    /s/  Cindy K. Swank
                                        ----------------
                                          Cindy K. Swank

                                                                           42
In connection with the periodic report of APD ANTUQUITIES, INC., a Nevada corporation (the "Company"), on Form 10-KSB for the period ended December 31, 2005, as filed with the Securities and Exchange Commission (the "Report"), I, EDWARD WONG WAH ON, Secretary of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

This Certification has not been, and shall not be deemed, "filed" with the Securities and Exchange Commission.

Date:  April 12, 2006

                              By:  /s/ Edward Wong Wah On
                                       ------------------
                                       Edward Wong Wah On
                                                                           43