Form 10QSB
period 2006-03-31
APD ANTIQUITIES, INC.
filed 2006-05-22
CIK 1289046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No ___

As of March 31, 2006, there were 1,698,000 hares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ___No  X

APD ANTIQUITIES, INC.

INDEX

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheets as of March 31, 2006 (unaudited)

and December 31, 2005 (audited)

            1

Statements of Operations (unaudited) for the three

months ended March 31, 2006 and 2005

            2

Statements of Changes in Stockholders’ Equity

(unaudited) for the three months ended March 31, 2006

            3

Statements of Cash Flows (unaudited) for the three

              months ended March 31, 2006 and 2005

           4

Notes to Financial Statements

           5

Item 2.

Plan of Operations

Item 3.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

APD ANTIQUITIES, INC.
BALANCE SHEETS

	March 31,
	2006	December 31,
	(unaudited)	2005

ASSETS
CURRENT ASSETS
Cash	$3,075	$7,343
Inventory	11,288	12,464
Total Current Assets	14,363	19,807

TOTAL ASSETS	$14,363	$19,807

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,500	$3,680
Commissions payable - related party	4,400	4,219
Total Current Liabilities	5,900	7,899

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $0.001
par value; 1,698,000 shares issued and outstanding	1,698	1,698
Additional paid-in capital	82,002	82,002
Accumulated deficit	(75,237)	(71,792)
Total Stockholder's Equity	8,463	11,908

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,363	$19,807

See accompanying condensed notes to interim financial statements.

APD ANTIQUITIES, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)	(unaudited)

SALES	$2,000	$8,400

COST OF GOODS SOLD	1,176	6,043

GROSS PROFIT	824	2,357

EXPENSES
Marketing	40	120
Rent	945	900
General and administrative	105	203
Professional fees	3,000	2,850
Commissions	180	756
TOTAL EXPENSES	4,269	4,829

LOSS FROM OPERATIONS	(3,445)	(2,472)

OTHER INCOME (EXPENSE)
Interest expense	-	-
TOTAL OTHER INCOME (EXPENSE)	-	-

LOSS BEFORE INCOME TAXES	(3,445)	(2,472)

INCOME TAXES	-	-

NET LOSS	$(3,445)	$(2,472)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	1,698,000	1,448,000

See accompanying condensed notes to interim financial statements

APD ANTIQUITIES, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,445)	$(2,472)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease in inventory	1,176	16,028
Increase in accounts payable	(2,180)	(1,800)
Increase in commissions payable	181	(1,114)
Net cash provided by operating activities	(4,268)	10,642

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of note payable	-	(1,200)
Net cash used by financing activities	-	5,200

Change in cash	(4,268)	15,842

Cash, beginning of period	7,343	720

Cash, end of period	$3,075	$16,562

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$70
Income taxes paid	$-	$-

See accompanying condensed notes to interim financial statements.

APD ANTIQUITIES, INC.

Condensed Notes to Financial Statements

March 31, 2006

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2006, the Company had a history of operating losses, an accumulated deficit of $75,237 and limited cash resources.  These conditions raise significant doubt about the Company’s ability to continue as a going concern.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations.  Management's plans are to seek additional capital through normal sales.  If necessary, the Company may sell common stock to provide additional cash to future operations and market development.  However, management has no plans to make a private offering of common stock at this time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Advertising Costs

Advertising costs, including costs for direct mailings, are expensed when incurred. During the three months ended March 31, 2006 and 2005 these costs were $40 and $120, respectively.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Rental Agreement

The Company has a month-to-month rental agreement for office space in Spokane, Washington.  The monthly rent is $300.  At March 31, 2006, the Company has accrued rent payable of $1,500, which includes $600 owed from the year ended December 31, 2005.

NOTE 4 – RELATED PARTY TRANSACTIONS

The occasional usage of used computer equipment, provided to the Company by the Company’s officers at no charge, is considered immaterial for financial reporting purposes.

The Company pays a 3% commission on every sale the Company’s officers.  Commissions unpaid, but accrued, are unsecured, payable upon demand and non-interest bearing.  Commissions accrued during the three months ended March 31, 2006 and 2005 were $4,400 and $2,257 respectively.

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

As of March 31, 2006, we had a working capital surplus of $8,463, compared to a working capital surplus of $11,908 for the year ended December 31, 2005.  This must be read in conjunction with the notes to the financial statements of December 31, 2005.

Results of Operations

Results of operations for the three months ended March 31, 2006, compared to the three months ended March 31, 2005 are as follows:

Revenues

Total revenues amounted to $2,000 for the three months ended March 31, 2006 compared to $8,400 for the corresponding period in the prior year.

Operating Expenses

Costs and expenses amounted to $5,445 for the three months ended March 31, 2006 compared to $10,872 for the corresponding period in the prior year, a decrease of $5,427. This decrease was primarily the result of the Company’s lack of sales in the first quarter of 2006.

Net Income or Loss

Net loss amounted to $3,445 for the three months ended March 31, 2006 compared to a net loss of $2,472 for the corresponding period in the prior year, an increase of $973.  The net loss increase is primarily due to an increase in operating expenses.

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

No securities were issued during the three months ended March 31, 2006.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no submissions of matters to the vote of security holders in the period ended March 31, 2006.

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

APD ANTIQUITIES, INC.

BY: /s/ Cindy K. Swank -------------------------------------- Cindy K. Swank, President Chief Executive Officer, Chief Financial Officer Date: May 22, 2006

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

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

  a)  all significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

  b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting; and

Date: May 22, 2006

/s/ Cindy K. Swank

Cindy K. Swank, President

Chief Executive Officer,

Chief Financial Officer

Exhibit 32.1

APD ANTIQUITIES, INC.

CERTIFICATION PURSUANT TO 18 USC SECTION 1350, AS ADOPTED PURSANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the periodic report of APD ANTIQUITIES, INC., a Nevada corporation (the “Company”), on Form 10-QSB for the period ended March 31, 2006, as filed with the Securities and Exchange Commission (the “Report”), I, CINDY K. SWANK, Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

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

Date:  May 22, 2006

By: /s/ Cindy K. Swank

              Cindy K. Swank, President

              Chief Executive Officer,

              Chief Financial Officer