Form 10QSB/A
period 2006-03-31
APD ANTIQUITIES, INC.
filed 2006-08-14
CIK 1289046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A-1

 (Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2006

OR

[    ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 000-50738

APD ANTIQUITIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	91-1959986
State or jurisdiction of	(I.R.S Employer I.D No.)
incorporation or organization

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

In accordance with the guidelines set forth by United States Securities and Exchange Commission in their recent review of the APD Antiquities, Inc. (hereinafter "We", the "Registrant" or the "Company") Form 10-QSB and subsequent financial statements and related disclosures contained within, for the quarterly period ended March 31, 2006, we have amended the Form 10-QSB as a result of inconsistencies in the language we have provided in  Section 302 Certification, to that of the required language by Item 601(b)(31) of Regulation S-B.

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

Table of Contents

    NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Going Concern

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

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.  The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and we have:

  a)  designed such disclosure controls and procedures to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)  evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness  of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation.

5.  The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons fulfilling the equivalent function):

  a)  all significant deficiencies and material weakness in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

  b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

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