Form 10QSB
period 2006-06-30
APD ANTIQUITIES, INC.
filed 2006-08-14
CIK 1289046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2006

OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _________________

Commission file number 000-50738

APD ANTIQUITIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	91-1959986
State or jurisdiction of incorporation	(I.R.S Employer I.D No.
or organization

1314 S. Grand Blvd, Ste. 2-250, Spokane, WA 99202 Address of principal executive offices)

(509) 744-8590

______________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No ___

As of June 30, 2006, there were 1,698,000 shares of the registrant’s common stock outstanding. Transitional Small Business Disclosure Format (Check one):  Yes ___No  X

APD ANTIQUITIES, INC.

INDEX

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheets as of June 30, 2006 (unaudited)

and December 31, 2005 (audited)

            1

Statements of Operations (unaudited) for the six

months ended June 30, 2006 and 2005

            2

Statements of Changes in Stockholders’ Equity

(unaudited) for the six months ended June 30, 2006

                          3

Statements of Cash Flows (unaudited) for the six

              months ended June 30, 2006 and 2005

           4

Notes to Financial Statements

           5

Item 2.

Plan of Operations

Item 3.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

APD ANTIQUITIES, INC.
BALANCE SHEETS

	June 30,
	2006	December 31,
	(unaudited)	2005

ASSETS
CURRENT ASSETS
Cash	$885	$7,343
Inventory	10,444	12,464
Total Current Assets	11,329	19,807

TOTAL ASSETS	$11,329	19,807

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$6,898	$3,680
Commissions payable - related party	4,624	4,219
Total Current Liabilities	11,522	7,899

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 5,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $0.001
par value; 1,698,000 shares issued and outstanding	1,698	1,698
Additional paid-in capital	82,002	82,002
Accumulated deficit	(83,893)	(71,792)
Total Stockholder's Equity (DEFICIT)	(193)	11,908

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,329	$19,807

See accompanying condensed notes to interim financial statements.

APD ANTIQUITIES, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

SALES	$2,500	$8,500	$4,500	$16,900

COST OF GOODS SOLD	2,124	7,120	3,300	13,163

GROSS PROFIT	376	1,380	1,200	3,737

EXPENSES
Marketing	280	79	320	199
Rent	915	900	1,860	1,800
General and administrative	790	638	894	841
Professional fees	6,823	8,243	9,823	11,093
Commissions	225	765	405	1,521
TOTAL EXPENSES	9,033	10,625	13,301	15,454

LOSS FROM OPERATIONS	(8,657)	(9,245)	(12,101)	(11,717)

OTHER INCOME (EXPENSE)
Interest expense	-	-	-	-
TOTAL OTHER INCOME (EXPENSE)	-	-	-	-

INCOME (LOSS) BEFORE INCOME TAXES	(8,657)	(9,245)	(12,101)	(11,717)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(8,657)	$(9,245)	$(12,101)	$(11,717)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	1,698,000	1,553,556	1,698,000	1,500,778

See accompanying condensed notes to interim financial statements

APD ANTIQUITIES, INC.
STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
	2006		2005
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,101)		$(11,717)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in inventory	2,020		(3,608)
Increase in accounts receivable – related party	-		(245)
Increase in accounts payable	3,218		440
Increase (decrease in commissions payable	405		(491)
Net cash provided by operating activities	(6,458)		(15,621)

CASH FLOWS FROM INVESTING ACTIVITIES	-		-

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of note payable	-		-
Common stock issued for cash	-		25,000
Net cash provided by financing activities	-		25,000

Change in cash	(6,458)		9,379

Cash, beginning of period	7,343		8,993

Cash, end of period	$885		$18,372

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$
Income taxes paid	$-		$-

See accompanying condensed notes to interim financial statements.

APD ANTIQUITIES, INC.

Condensed Notes to Financial Statements

June 30, 2006

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 2006, the Company had a history of operating losses, an accumulated deficit of $83,893 and limited cash resources.  These conditions raise significant doubt about the Company’s ability to continue as a going concern.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations.  Management's plans are to seek additional capital through normal sales.  If necessary, the Company may sell common stock to provide additional cash to future operations and market development.  However, management has no plans to make a private offering of common stock at this time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Advertising Costs

Advertising costs, including costs for direct mailings, are expensed when incurred. During the six months ended June 30, 2006 and 2005 these costs were $320 and $199, respectively.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Rental Agreement

The Company has a month-to-month rental agreement for office space in Spokane, Washington.  The monthly rent is $300.  At June 30, 2006, the Company has accrued rent payable of $1,800.

NOTE 4 – RELATED PARTY TRANSACTIONS

The occasional usage of used computer equipment, provided to the Company by the Company’s officers at no charge, is considered immaterial for financial reporting purposes.

The Company pays a 3% commission on every sale the Company’s officers.  Commissions unpaid, but accrued, are unsecured, payable upon demand and non-interest bearing.  Commissions accrued during the three months ended June 30, 2006 and 2005 were $405 and $1,010 respectively.

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

As of June 30, 2006, we had a working capital deficit of $193, compared to a working capital surplus of $11,908 for the year ended December 31, 2005.  This must be read in conjunction with the notes to the financial statements of December 31, 2005.

Results of Operations

Results of operations for the three months ended June 30, 2006, compared to the six months ended June 30, 2005 are as follows:

Revenues

Total revenues amounted to $4,500 for the six months ended June 30, 2006 compared to $16,900 for the corresponding period in the prior year.

Operating Expenses

Costs and expenses amounted to $13,301 for the six months ended June 30, 2006 compared to $15,454 for the corresponding period in the prior year,  a decrease of $2,153. This decrease was primarily the result of the Company ’s lack of sales in the first two quarters of 2006.

Net Income or Loss

Net loss amounted to $12,101 for the six months ended June 30, 2006 compared to a net loss of $11,717 for the corresponding period in the prior year, an increase of $384.  The net loss increase is primarily due to a decrease in sales with consistent expenses.

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

No securities were issued during the three months ended June 30, 2006.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no submissions of matters to the vote of security holders in the period ended June 30, 2006.

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

APD ANTIQUITIES, INC.

BY: /s/ Cindy K. Swank -------------------------------------- Cindy K. Swank, President Chief Executive Officer, Chief Financial Officer Date: August 9, 2006

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

5.  The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent function):

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

Date: August 9, 2006

/s/ Cindy K. Swank

Cindy K. Swank, President

Chief Executive Officer,

Chief Financial Officer

Exhibit 32.1

APD ANTIQUITIES, INC.

CERTIFICATION PURSUANT TO 18 USC SECTION 1350, AS ADOPTED PURSANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the periodic report of APD ANTIQUITIES, INC., a Nevada corporation (the “Company”), on Form 10-QSB for the period ended June 30, 2006, as filed with the Securities and Exchange Commission (the “Report”), I, CINDY K. SWANK, Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

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

Date:  August 9, 2006

By: /s/ Cindy K. Swank

Cindy K. Swank, President

Chief Executive Officer,  Chief Financial Officer