Form 10KSB/A
period 2005-12-31
APD ANTIQUITIES, INC.
filed 2006-08-28
CIK 1289046

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-KSB/A-1

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2005

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-50738

                             APD ANTIQUITIES, INC.
            --------------------------------------------------------
            (Name of Small Business Issuer Specified in Its Charter)

               Nevada                                 91- 1959986
 ------------------------------                       ----------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

 1314 S. Grand Boulevard, Suite 2 - 250, Spokane, WA          99202
----------------------------------------------------        ----------
      (Address of principal executive offices)              (Zip Code)

       Issuer's telephone number (including area code): (509) 744-8590
                                                        --------------

          Securities registered under Section 12(b) of the Act: None

            Securities registered under Section 12(g) of the Act:

                         Common Stock, par value $.001
                          ----------------------------
                                (Title of Class)

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

The Registrant had 1,698,000 shares of Common Stock outstanding as of December 31,2005.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                Not Applicable.

  Transitional Small Business Disclosure Format (Check one): Yes        No X
                                                                -----    -----

In accordance with the guidelines set forth by United States Securities and Exchange Commission in their recent review of the APD Antiquities, Inc. (hereinafter "We", the "Registrant" or the "Company") Form 10-KSB and subsequent financial statements and related disclosures contained within, for fiscal the year ended December 31, 2005, we have amended the Form 10-KSB as a result of inconsistencies in reference to rules in the Controls and Procedures, and the language in Section 302 Certification, as well as filing incorrect financial statements and omitting the auditors report which should have been included in the original filing.

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

ITEM 8A.  Controls and Procedures.


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our management, including our Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15 and 15d-15 of the United States Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, the CEO and CFO have concluded that as of end of our last fiscal year, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms.

Our  management,  including  our  Chief  Executive   Officer  and  Chief
Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. We believe that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. The CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level. While we believe that our disclosure controls and procedures have been effective, in light of the foregoing, we intend to continue to examine and refine our disclosure control and procedures to monitor ongoing developments in this area.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during our last fiscal quarter that was materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

                           SUMMARY COMPENSATION TABLE
                           --------------------------
         NAME AND                                   OTHER ANNUAL
   PRINCIPAL POSITION     YEAR      SALARY  BONUS   COMPENSATION(1)
------------------------   ----      ------  -----   ----------------
Cindy Swank               2005    $  -0-   -0-         $1,326
President, Treasurer      2004    $  -0-   -0-         $3,777
Chief Executive Officer   2003    $  -0-   -0-         $  -0-


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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

APD Antiquities, Inc. was incorporated on July 23, 1996, in the state of Nevada. During the year ended December 31, 1999, 300,000 shares of common stock were issued to officers and directors for cash in the amount of $300 (par value), 51,000 common shares were sold for $1.00 per share and 10,000 common shares were issued for converted debt. In September 2004, the Company issued 10,000 shares of common stock for cash in the amount of $10,000. On December 21, 2004 the company undertook a 1 for 4 split of the common stock, resulting in a total of 1,448,000 shares being issued and outstanding.

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

(a) 3.        Exhibits

2.1 Acquisition Agreement and Plan of Merger between APD Antiquities, Inc. and GCJ, Inc. dated December 27, 2004 (Incorporated by reference to the corres-ponding exhibit to the Form 8-K previously filed by APD Antiquities, Inc.) on December 30, 2004 (File No.000-50738) (the "December 30, 2004 Form 8-K")

2.2 Articles of Merger (Nevada) dated December 29, 2004 (File No. 000-50738) (Incorporated by reference to exhibit 2.1 to the December 30, 2004 Form 8-K)

3.1          Articles of Incorporation*

3.2          By-Laws*

10.1         2001 stock Option Plan

31.1         Section 302 CEO Certification

31.2         Section 906 CEO Certification

32           Section 1350 Certifications

* Incorporated by reference to the Registrant's Registration Statement on Form 10SB, File No. 0-32345.

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

Dated: April 12, 2006

         APD ANTIQUITIES, INC.

By:      Cindy Swank
   ------------------------------------
        Cindy Swank
        President and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By:      Cindy Swank
   ------------------------------------
        Cindy Swank
        Director

 Dated: August 28, 2006


        Edward Wong Wah On
   ----------------------------------
        Edward Wong Wah On
        Director

Dated: August 28, 2006


Board of Directors
APD Antiquities, Inc.
Spokane, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of APD Antiquities, Inc. (a Nevada corporation) as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APD Antiquities, Inc. as of December 31, 2005 and 2004, and the results of its operations, stockholders' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Williams & Webster, P.S.
----------------------------
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 31, 2006

                             APD ANTIQUITIES, INC.
                               BALANCE SHEETS

                                                          December 31,
                                                    2005             2004
                                                  --------        --------
ASSETS
   CURRENT ASSETS
      Cash                                        $   7,343       $  8,993
      Inventory                                      12,464          1,597
                                                  --------        --------
            Total Current Assets                     19,807         10,590
                                                  --------        --------
   TOTAL ASSETS                                   $  19,807       $ 10,590
                                                  =========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
      Accounts payable                            $  3,680        $  2,260
      Commissions payable - related party            4,219           1,501
                                                  --------        --------
            Total Current Liabilities                7,899           3,761
                                                  --------        --------
   COMMITMENTS AND CONTINGENCIES                         -               -

   STOCKHOLDERS' EQUITY
      Preferred stock, 5,000,000 shares
         authorized, $0.001 par value;
         no shares issued and outstanding                -               -
      Common stock, 20,000,000 shares
         authorized, $0.001 par value;
         1,698,000 and 1,448,000 shares
         issued and outstanding,
         respectively                                1,698           1,448
      Additional paid-in capital                    82,002          57,252
      Accumulated deficit                          (71,792)        (51,871)
            Total Stockholder's Equity              11,908           6,829
                                                  --------        --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 19,807        $ 10,590
                                                  ========        ========

  The accompanying notes are an integral part of these financial statements.


                             APD ANTIQUITIES, INC.
                            STATEMENTS OF OPERATIONS

                                             Years Ended
                                             December 31,
                                         2005          2004
                                      ----------    -----------

SALES                              $    44,200      $   91,500
COST OF GOODS SOLD                      37,541          80,031
GROSS PROFIT                             6,659          11,469

EXPENSES
     Marketing                             519             479
     Rent                                3,660           3,600
     General and administrative          1,310           2,371
     Professional fees                  17,093           8,922
     Stock transfer fees                    20             428
     Commissions                         3,978           5,640
          TOTAL EXPENSES                26,580          21,440

LOSS FROM OPERATIONS                   (19,921)         (9,971)

OTHER INCOME (EXPENSE)
     Interest expense                        -             (70)
          TOTAL OTHER INCOME (EXPENSE)       -             (70)

LOSS BEFORE INCOME TAXES               (19,921)        (10,041)
INCOME TAXES                                 -               -
NET LOSS                             $ (19,921)      $ (10,041)

     NET LOSS PER COMMON SHARE,
          BASIC AND DILUTED          $   (0.01)      $   (0.01)

   WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK SHARES
    OUTSTANDING, BASIC AND DILUTED   1,614,667        1,418,959


                             APD ANTIQUITIES, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                       ---------------------------------

                          Common Stock   Additional                 Total
                      ------------------ Paid-in    Accumulated  Stockholders'
                        Shares   Amount  Capital      Deficit       Equity
                      ---------- ------- ---------- -----------  -------------
Balance,
January 1, 2004       1,408,000  $ 1,408   $50,892  $ (41,830) $   10,470

Net loss for year
ended December 31,
2004                          -        -         -    (10,041)    (10,041)
                      ---------- ------- ---------- -----------  -------------
Balance,
December 31, 2004    1,448,000     1,448    57,252    (51,871)      6,829

Common stock
issued for cash        250,000       250    24,750          -      25,000

Merger and
recapitalization
of company                                  (3,600)         -      (3,600)

Net loss for year
ended December 31,
2005                        -         -          -    (19,921)    (19,921)
                      ---------- ------- ---------- -----------  -------------
Balance,
December 31, 2004   1,698,000   $1,698    $ 82,002   $(71,792)    $ 11,908
                    =========   =======  ==========  ==========   ===========


  The accompanying notes are an integral part of these financial statements.


                             APD ANTIQUITIES, INC.
                            STATEMENTS OF CASH FLOWS
                                                        Years Ended
                                                         December 31,
                                                    2005          2004
                                                 -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                    $ (19,921)     $(10,041)
      Adjustments to reconcile net loss
        to net cash provided (used)
        by operating activities:
      Decrease (increase) in inventory              (10,867)       16,028
      Increase (decrease) in accounts payable         1,420        (1,800)
     Increase (decrease) in commissions payable       2,718        (1,114)
                                                 -----------   ----------
Net cash provided (used) by operating activities    (26,650)        3,073

CASH FLOWS FROM INVESTING ACTIVITIES                      -             -

CASH FLOWS FROM FINANCING ACTIVITIES
        Acquisition of subsidiary
           and recapitalization                           -        (3,600)
        Proceeds from note payable                        -             -
        Payment of note payable                           -        (1,200)
        Common stock issued for cash                 25,000        10,000
                                                  ----------    ---------
Net cash provided by financing activities            25,000         5,200

Change in cash                                       (1,650)        8,273

CASH, BEGINNING OF PERIOD                             8,993           720
                                                  -----------   ----------
CASH, END OF PERIOD                               $   7,343      $  8,993
                                                  ===========   ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
        Interest paid                             $       -      $     70
        Income taxes paid                         $       -      $      -

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