Form 10QSB
period 2006-09-30
APD ANTIQUITIES, INC.
filed 2006-11-14
CIK 1289046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No ___

As of September 30, 2006, there were 1,703,000 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ___No  X

APD ANTIQUITIES, INC.

INDEX

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheets as of September 30, 2006 (unaudited)

and December 31, 2005 (audited)

            1

Statements of Operations (unaudited) for the nine

months ended September 30, 2006 and 2005

            2

Statements of Changes in Stockholders’ Equity

(unaudited) for the nine months ended September 30, 2006

            3

Statements of Cash Flows (unaudited) for the nine

              months ended September 30, 2006 and 2005

           4

Condensed Notes to Financial Statements

           5

Item 2.

Plan of Operations

Item 3.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

APD ANTIQUITIES, INC.
BALANCE SHEETS

	September 30,
	2006	December 31,
	(unaudited)	2005

ASSETS
CURRENT ASSETS
Cash	$120	$7,343
Inventory	9,109	12,464
Accounts receivable – related party	1,000	-
Total Current Assets	10,229	19,807

TOTAL ASSETS	$10,229	19,807

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$7,646	$3,680
Commissions payable - related party	4,895	4,219
Total Current Liabilities	12,541	7,899

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 5,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $0.001
par value; 1,703,000 and 1,698,000 shares issued and outstanding, respectively	1,703	1,698
Additional paid-in capital	84,497	82,002
Accumulated deficit	(88,512)	(71,792)
Total Stockholder's Equity (DEFICIT)	(2,312)	11,908

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,229	$19,807

See accompanying condensed notes to interim financial statements.

APD ANTIQUITIES, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

SALES	$3,000	$27,300	$7,500	$44,200

COST OF GOODS SOLD	2,935	24,378	6,235	37,541

GROSS PROFIT	65	2,922	1,265	6,659

EXPENSES
Marketing	-	161	320	360
Rent	900	900	2,760	2,700
General and administrative	580	122	1,474	963
Professional fees	2,933	3,295	12,756	14,388
Commissions	270	2,457	675	3,978
TOTAL EXPENSES	4,683	6,935	17,985	22,389

LOSS FROM OPERATIONS	(4,618)	(4,013)	(16,720)	(15,730)

OTHER INCOME (EXPENSE)
Interest expense	-	-	-	-
TOTAL OTHER INCOME (EXPENSE)	-	-	-	-

INCOME (LOSS) BEFORE INCOME TAXES	(4,618)	(4,013)	(16,720)	(15,730)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(4,618)	$(4,013)	$(16,720)	$(15,730)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ nil	$ nil	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	1,701,333	1,698,000	1,701,333	1,567,485

See accompanying condensed notes to interim financial statements

APD ANTIQUITIES, INC.
STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
	2006		2005
	(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,720)		$(15,730)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in inventory	3,355		(1,444)
Increase in accounts receivable – related party	(1,000)		(12,000)
Increase in accounts payable	3,966		755
Increase (decrease) in commissions payable	676		(1,721)
Net cash provided (used) by operating activities	(9,723)		(26,698)

CASH FLOWS FROM INVESTING ACTIVITIES	-		-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	2,500		25,000
Net cash provided by financing activities	2,500		25,000

Change in cash	(7,223)		(1,698)

Cash, beginning of period	7,343		8,993

Cash, end of period	$120		$7,295

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$
Income taxes paid	$-		$-

See accompanying condensed notes to interim financial statements.

APD ANTIQUITIES, INC.

Condensed Notes to Financial Statements

September 30, 2006

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

APD Antiquities, Inc. (hereinafter “APD” or “the Company”) was incorporated on July 23, 1996 under the laws of the State of Nevada for the purpose of the sale of rare antiques.  The Company maintains its corporate office in Spokane, Washington where it offers its products online.  The Company’s fiscal year end is December 31.

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2006, the Company had a history of operating losses, an accumulated deficit of $88,512 and limited cash resources.  These conditions raise significant doubt about the Company’s ability to continue as a going concern.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations.  Management's plans are to seek additional capital through normal sales.  If necessary, the Company may sell common stock to provide additional cash to future operations and market development.  However, management has no plans to make a private offering of common stock at this time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operation

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (hereinafter "FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material immediate impact on its financial reporting.

Advertising Costs

Advertising costs, including costs for direct mailings, are expensed when incurred. During the nine months ended September 30, 2006 and 2005 these costs were $320 and $360, respectively.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2006 and 2005.

Revenue Recognition

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

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Rental Agreement

The Company has a month-to-month rental agreement for office space in Spokane, Washington.  The monthly rent is $300.  At September 30, 2006, the Company has accrued rent payable of $2,700.

NOTE 4 – RELATED PARTY TRANSACTIONS

The occasional usage of used computer equipment, provided to the Company by the Company’s officers at no charge, is considered immaterial for financial reporting purposes.

The Company pays a 3% commission on every sale the Company’s officers.  Commissions unpaid, but accrued, are unsecured, payable upon demand and non-interest bearing.  Commissions accrued during the nine months ended September 30, 2006 and 2005 were $675 and $1,215 respectively.

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

As of September 30, 2006, we had a working capital deficit of $2,312, compared to a working capital surplus of $11,908 for the year ended December 31, 2005.  This must be read in conjunction with the notes to the financial statements of December 31, 2005.

Results of Operations

Results of operations for the three months ended September 30, 2006, compared to the six months ended September 30, 2005 are as follows:

Revenues

Total revenues amounted to $7,500 for the nine months ended September 30, 2006 compared to $44,200 for the corresponding period in the prior year.

Operating Expenses

Costs and expenses amounted to $17,985 for the nine months ended September 30, 2006 compared to $22,389 for the corresponding period in the prior year,  a decrease of $4,404. This decrease was primarily the result of the Company ’s lack of sales in the first two quarters of 2006.

Net Income or Loss

Net loss amounted to $16,720 for the nine months ended September 30, 2006 compared to a net loss of $15,730 for the corresponding period in the prior year, an increase of $990.  The net loss increase is primarily due to a decrease in sales with consistent expenses.

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

No securities were issued during the nine months ended September 30, 2006.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no submissions of matters to the vote of security holders in the period ended September 30, 2006.

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

APD ANTIQUITIES, INC.

BY: /s/ Cindy K. Swank -------------------------------------- Cindy K. Swank, President Chief Executive Officer, Chief Financial Officer Date: November 14, 2006

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

Date: November 14, 2006

/s/ Cindy K. Swank

Cindy K. Swank, President

Chief Executive Officer,

Chief Financial Officer

Exhibit 32.1

APD ANTIQUITIES, INC.

CERTIFICATION PURSUANT TO 18 USC SECTION 1350, AS ADOPTED PURSANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the periodic report of APD ANTIQUITIES, INC., a Nevada corporation (the “Company”), on Form 10-QSB for the period ended September 30, 2006, as filed with the Securities and Exchange Commission (the “Report”), I, CINDY K. SWANK, Chief Executive Officer of the Company, hereby certify as of the date hereof, solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, that to the best of my knowledge:

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

Date:  November 14, 2006

By: /s/ Cindy K. Swank

Cindy K. Swank, President

Chief Executive Officer,

Chief Financial Officer