Form 10KSB/A
period 2005-12-31
APD ANTIQUITIES, INC.
filed 2006-12-18
CIK 1289046

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

                       Commission file number 000-50738

                              APD ANTIQUITIES, INC.
           --------------------------------------------------------
           (Name of Small Business Issuer Specified in Its Charter)

               Nevada                                     91- 1959986
----------------------------------                    ------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

1314 S. Grand Boulevard, Suite 2 - 250, Spokane, WA              99202
----------------------------------------------------          ----------
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

Transitional Small Business Disclosure Format (Check one):  Yes ___; No __X__

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

CLIENTELE Our marketing efforts principally target individuals who have appreciated or collected antiques and collectibles, but who may not be aware of the availability of antiques for purchase. In addition, antique collectors, interior decorators, interior designers, private clients and corporations are being targeted as these groups may have an appreciation for antiques or collectibles. We have two primary sales and marketing strategies. The first is a direct sales approach via an Internet retail site. Originating from our corporate headquarters, we have contracted with a local Web Designer/Internet Service Provider (ISP) for the development and hosting of our retail web site. Upon accessing the site, interested parties are able to read about our Company, browse the majority of inventory items and place orders. Currently, two of our pieces can be viewed in our gallery at http://www.apd-international. Utilizing the Internet has allowed us to market antiques on a global basis. At the current time, due to the expense associated with secure credit card transactions, we do not accept credit card orders via the web site. Our second marketing and sales strategy is a proposed direct mail approach. The direct mail approach will focus on antique collectors, interior decorators, home designers, private clients and corporations. This marketing effort is aimed at attracting persons who have not necessarily had an awareness of the existence of antiques available for private sale. At the present time, management has agreed upon a plan concerning our direct sales approach. In this regard, we will need to undertake an assessment of local and national business, economic and social demographics. When we are in a position to conduct this research we will seek the services of a marketing/public relations firm. We are uncertain, at this time, which local or national firm we will secure to undertake such a demographic study. Due to capital constraints, we cannot implement our proposed direct sales approach at this time. For the year ended December 31, 2005, the Company sold nine items with an average single item sales price of approximately $4,911.
                                                                           2
CERTIFICATES OF AUTHENTICITY

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

Barriers to entry into the market of sales of Asian antiques and collectibles are relatively low, and current and new competitors can launch new sites at relatively low costs using commercially available software. We potentially compete with a number of other companies marketing similar antiquities over the Internet. Pressures created by our competitors could have a material adverse effect on our business, results of operations and financial condition. We believe that the principal competitive factors in our market are volume and selection of goods, population of buyers and sellers, customer service, reliability of delivery and payment by users, brand recognition, WEB site convenience and accessibility, price, quality of search tools and system reliability. Some of our potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources. In addition, other online trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. Therefore, some of our competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies, and devote substantially more resources to Web site and systems development, or may try to attract traffic by offering incentives such as free products and/or services. Increased competition may result in reduced operating margins, loss of market share and diminished value in the Company brand.
                                                                           3
As a strategic response to changes in the competitive environment, we may, from time to time, make certain pricing, service or marketing decisions or acquisitions. Such decisions or acquisitions could have a material adverse effect on our business, results of operations and financial condition. New technologies and the expansion of existing technologies may increase competitive pressures on the Company by enabling our competitors to offer products at a lower cost. Certain Web-based applications that direct Internet traffic to certain Web sites may channel users to retail services that compete with us. Although we plan to establish arrangements with online services and have listed our site with search engine companies, there can be no assurance that arrangements can be initially established, will be renewed on commercially reasonable terms or that they will otherwise bring traffic to our web site. In addition, companies that control access to transactions through network access or Web browsers could promote our competitors or charge us substantial fees for inclusion. Any and all of these events could have a material adverse effect on our business, results of operations and financial condition.

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

Cindy Swank
Edward Wong Wah On
Timothy Kuh
                                                                           4
                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

APD Antiquities., Inc. is an e-Commerce based company engaged in the business of acquiring and marketing antiques. The Company expects to have smaller losses in 2005, but can give no assurance as to when and if it will become profitable. These losses and expenses may increase and fluctuate from quarter to quarter when and if the Company expands their marketing activities. There can be no assurance that the Company will achieve profitable operations. The Company's existing cash position is insufficient to support its operations. Accordingly, the Company is continuing to examine a range of possible funding sources, including additional strategic alliances, additional equity or debt private placements, the sale and of existing assets, the possibility of entering into one or more business transactions that could involve the merger or sale of the Company and/or the sale of some or all of its assets. We do not currently have any contractual restrictions on our ability to incur debt. Any such indebtedness could contain covenants that would restrict our operations. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If equity or convertible debt securities are issued, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the Company's common stock. This effect is attributed to the fact that while additional shares of common stock are issued from the company treasury, the Company's earnings at that particular moment remain consistent and, therefore, the earnings per share decreases. If the Company is unsuccessful in these efforts, the Company will be required to curtail its ongoing operations. If the Company were to be unable to sufficiently curtail its costs in such a situation, it might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceeding or cease operations completely. With respect to long term liquidity (periods in excess of one year), we are unable to reasonably project or otherwise make assumptions concerning future cash flows or amounts of funds that may be available to the Company. Long-term liquidity is directly dependent upon the future success of the Company's business, including our marketing strategy, our efforts to increase sales and the costs of goods sold relative to our market price. Management currently anticipates that cash flow from operations will increase in the long-term as the Company increases its sales and marketing activities. However, management also anticipates that our operating expenses will increase in the long-term as a result of the increase in sales and marketing activities as well as general and administrative activities. For more information concerning the Company's ability to continue as a going concern, see Note 2 to the consolidated financial statements. The Company's significant accounting policies are also detailed in Note 2 of the Company's Consolidated Financial Statements. We have had minimal operations and very limited revenues. From inception we have accumulated an operating deficit of $71,792. For the year ended December 31, 2005, we had a net loss of $ 19,921 on gross revenues of $42,400 from the sale of a total of 7 antique items to 7 different customers with an average single antique sales price of $5914. As of December 31, 2005, we had cash of $7,343, resale inventories of $12,464 and accounts receivable of zero for total current assets of $19,807. We have realized only minimal revenue from sales and had a net loss for the year ended December 31, 2005. We believe that we could experience negative operating cash flow for the foreseeable future as a result of significant increased spending on advertising, augmentation of inventory, etc. The only development costs incurred since inception are with respect to finding suitable products that offer the Company potential for revenues and profits, as we market these products through our Web site. Our ability to achieve profitable operations is subject to the validity of our assumptions and risk factors within the industry and pertaining to the Company.
                                                                           5
LIQUIDITY AND CAPITAL RESOURCES APD Antiquities, Inc. has limited assets. As of December 31, 2005, our assets consisted of cash of $7,343, resale inventories of $12,464 and accounts receivable of zero for total assets of $19,807. The current President of the Company owns a total of 200,004 shares of the Company's authorized but unissued stock, which she paid $150 in cash. Additionally, a private placement offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1933, as amended, pursuant to Regulation D, Rule 504, of the Act. Between May 1, 1999 and May 24, 1999, we raised $51,000 through the sale of 51,000 thousand (51,000) shares of common stock in connection with the above-mentioned private placement offering, at a price of $1.00 per share, to forty (40) unaffiliated shareholders. On December 21, 2004, the Company implemented a 4 for 1 split of the common stock. In September of 2004, we raised $10,000 through the sale of forty thousand (40,000) shares of common stock at a price of $.25 per share, to one unaffiliated shareholder. Perpetual inventory records kept by the Company contain inventory descriptions and the purchase costs of such inventory. Although each inventory item is unique, the majority of the Company's inventory consists of similar categories of antiques. With respect to the similar categories of antiques, current retail sales information provides the Company with ratios of its sales to cost of sales; the Company uses such information to assist it in substantiating that its inventory value does not exceed market value. The records for inventory categories are also periodically reviewed by management to determine if there has been any known auction or interdealer sales of similar antiques at reduced prices and to determine if a reduction in the inventory carrying value is needed. The Company's review of its inventory of antiques has not shown any significant decline in market value below cost on an individual level or by major category. Retail sales by the Company have, to date, been in excess of the purchase price for all items sold. During the past two fiscal years, the Company has not experienced any adverse impact arising from inflation. However, in the event prices for antiques increase materially or the value of the dollar decrease against other currencies, the Company's ability to acquire antiques, and, in turn, its ability to market such newly acquired antiques to its market, may be adversely affected. Thus, although the retail and wholesale values of the Company's existing inventory might be favorably affected by increasing prices, passing along such increases to customers could have an inhibiting effect on the Company's overall business. Management of the Company actually believes that tangible collectibles move inversely with financial assets over the long term. As a result, during times of greater inflationary expectations, tangible collectibles may actually be the beneficiary of greater interest. The Company anticipates no material commitments for capital expenditures at the present time. Management is not aware of any trend in the Company's capital resources, which may have an impact on its income, revenue or income from continuing operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK As of the date hereof, the Company has no debt with variable or fixed interest rates, however, in the future we may incur debt or issue debt instruments. The fair market value of any future debt will be sensitive to changes in prevailing interest rates. The Company runs the risk that market rates will decline and the required payments will exceed those based on the current market rate. We do not use interest rate derivative instruments to manage our exposure to interest rate changes.
                                                                           6
RESULTS OF OPERATIONS FISCAL 2005 COMPARED TO FISCAL 2004 Total revenues decreased from $91,500 to $44,200 or 48% comparing the fiscal year ended December 31, 2005 to the fiscal year ended December 31, 2004. This decrease in revenue is attributed to the lack of sales. The Company has capital restraints that have not allowed inventory augmentation and diversification, implementation of our marketing strategy, etc. Total cost of goods sold decreased from $80,031 in 2004 to $37,541 in 2005, which resulted in total decrease of $42,490 or 46% due to a decreased number of sales. The cost of antique and collectibles amounted to 84.93% of revenues for the 2005 fiscal year compared to 88.3% for fiscal 2004. There was no write-off of inventory or other adjustments. For the twelve months ending December 31, 2005, the Company reported a net loss of $19,921 on gross revenues of $44,200 with gross profit on sales of $6,659 compared to sales of $91,500, a gross profit of $11,469 and net loss of $9,971 in the year ended December 31, 2004. The Company incurred Operating Expenses of $26,580 in the year ended December 31, 2005 and $21,440 in the year ended December 31, 2004. This is an increase of $4,810 from the year ending December 31, 2004 as compared to the year ended December 31, 2005. The major difference in the two periods being attributable to an increase in accounting costs, general and administrative expenses and commissions. The Company's year ended December 31, 2005 financial statements reflect adjustments and nonrecurring items of both revenue and costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods. The Company's independent public accountants have included explanatory paragraphs in their reports on the Company's financial statements for the years ended December 31, 2004, 2003, and 2002, which express substantial doubt about the Company's ability to continue as a going concern. As discussed in Footnote 2 to the Company's financial statements, included with this 10-KSB, the Company has suffered recurring losses from operations and accumulated deficit that raises substantial doubt about its ability to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

THE AUDITED FINANCIAL STATEMENTS FOR THIS FORM 10-KSB APPEAR ON PAGES F-1 THROUGH F-16 FOLLOWING THE SIGNATURE PAGE BELOW

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None other than that reported on Form 8-K filed on February 18, 2005.

ITEM 8A.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
                                                                           7
Our management, including our Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15 and 15d-15 of the United States Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, the CEO and CFO have concluded that as of end of our last fiscal year, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms. The CEO and CFO have also concluded that as of end of our last fiscal year, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we filed or submit under the Exchange Act are accumulated and communicated to our management, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. We believe that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. The CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level. While we believe that our disclosure controls and procedures have been effective, in light of the foregoing, we intend to continue to examine and refine our disclosure control and procedures to monitor ongoing developments in this area.

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

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE with Section 16(a) of the Exchange Act Directors, Executive Officers and Significant Employees.

Set forth below are the present directors, executive officers and any significant employees of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. Directors are elected until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected for terms of one year, or until their successors are duly elected and qualified or until terminated by the action of the Board of Directors.
                                                                           8
                                                      Has Served as
Name                Age   Position with the Company   Director Continuously
                                                      Since
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

That Company has no knowledge that, as of the date of this filing, the Company's directors, executive officers and persons who own more than ten percent of the Company's Common Stock have filed an initial Form 3 or an annual Form 5.
                                                                           9
ITEM 10. EXECUTIVE COMPENSATION

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
                                                                          10

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

APD Antiquities, Inc. was incorporated on July 23, 1996, in the state of Nevada. During the year ended December 31, 1999, 300,000 shares of common stock were issued to officers and directors for cash in the amount of $300 (par value), 51,000 common shares were sold for $1.00 per share and 10,000 common shares were issued for converted debt. In September 2004, the Company issued 10,000 shares of common stock for cash in the amount of $10,000. On December 21, 2004 the company undertook a 1 for 4 split of the common stock, resulting in a total of 1,448,000 shares being issued and outstanding
                                                                          11
The Company's officers/directors do not receive salaries but are being compensated for sales generated on behalf of the Company. Compensation is based solely on bringing business to the Company. A nine percent (9%) commission is equally divided amongst the officers/directors for each item sold. From inception through December 31, 2005 the current corporate officer/director, Ms. Swank, was paid a total of $ 0.00 for sales arranged on behalf of the Company. Additionally, as a result of minimal revenue and operations, commissions were waived during the year ended December 31, 2001 and commissions payable to Ms. Swank were accrued on our books during that fiscal year.

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

(a) 3.      Exhibits
------      --------
2.1         Acquisition Agreement and Plan of Merger between APD Antiquities,
            Inc. and GCJ, Inc. dated December 27, 2004 (Incorporated by reference to the corresponding exhibit to the Form 8-K previously filed by APD Antiquities, Inc.) on December 30, 2004 (File No. 000-
            50738) (the "December 30, 2004 Form 8-K")

2.2 Articles of Merger (Nevada) dated December 29, 2004 (File No. 000-50738)(Incorporated by reference to exhibit 2.1 to the December 30, 2004 Form 8-K)

3.1         Articles of Incorporation*

3.2         By-Laws*

10.1        2001 stock Option Plan

31.2        Section 906 CEO Certification

32          Section 1350 Certifications

                                                                          12
* Incorporated by reference to the Registrant's Registration Statement on Form 10SB, File No. 0-32345

(b) Reports on Form 8-K.

Form 8-K filed February 18, 2005.


                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: Decmeber 6, 2006

APD ANTIQUITIES, INC.

By:   /s/ Cindy Swank
   ------------------------
        Cindy Swank
        President and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      /s/ Cindy Swank
  --------------------------
        Cindy Swank
        Director
 Dated: December 6, 2006


      /s/ Edward Wong Wah On
     -----------------------
        Edward Wong Wah On
        Director
 Dated: December 6, 2006



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



-----------------------------
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
December 6, 2006
                                                                          13

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

                                                                          14

                             APD ANTIQUITIES, INC.
                            STATEMENTS OF OPERATIONS

                                           Years Ended
                                           December 31,
                                     ---------       ---------
                                        2005            2004
                                     ---------       ---------
SALES                                $ 44,200         $ 91,500

COST OF GOODS SOLD                     37,541           80,031

GROSS PROFIT                            6,659           11,469

EXPENSES
   Marketing                              519              479
   Rent                                 3,660            3,600
   General and administrative           1,310            2,371
   Professional fees                   17,093            8,922
   Stock transfer fees                     20              428
   Commissions                          3,978            5,640
        TOTAL EXPENSES                 26,580           21,440

LOSS FROM OPERATIONS                  (19,921)          (9,971)

OTHER INCOME (EXPENSE)
   Interest expense                         -              (70)
        TOTAL OTHER INCOME (EXPENSE)        -              (70)

LOSS BEFORE INCOME TAXES              (19,921)         (10,041)
INCOME TAXES                              -                  -
NET LOSS                             $(19,921)       $ (10,041)

   NET LOSS PER COMMON SHARE,
        BASIC AND DILUTED            $  (0.01)       $   (0.01)

   WEIGHTED AVERAGE NUMBER OF
    COMMON STOCK SHARES OUTSTANDING,
    BASIC AND DILUTED               1,614,667         1,418,959


    The accompanying notes are an integral part of these financial statements.
                                                                          15


                             APD ANTIQUITIES, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                       ---------------------------------


                          Common Stock   Additional                 Total
                      ------------------ Paid-in    Accumulated  Stockholders'
                        Shares   Amount  Capital      Deficit       Equity
                      ---------- ------- ---------- -----------  -------------
Balance,
January 1, 2004      1,408,000   $1,408   $ 50,892   $(41,830)    $ 10,470

Common stock            40,000       40      9,960          -       10,000
Issued for cash

Net loss for year
ended December 31,
2004                         -        -          -    (10,041)     (10,041)
                      ---------- ------- ---------- -----------  -------------
Balance,
December 31, 2004    1,448,000     1,448     57,252    (51,871)      6,829

Common stock
issued for cash        250,000       250     24,750          -      25,000

Merger and
recapitalization
of company                                   (3,600)         -      (3,600)

Net loss for year
ended December 31,
2005                         -         -          -    (19,921)    (19,921)
                      ---------- ------- ---------- -----------  -------------
Balance,
December 31, 2004    1,698,000   $ 1,698   $ 82,002   $(71,792)   $ 11,908
                     =========   =======   ========   =========   ========


  The accompanying notes are an integral part of these financial statements.

                                                                          16

                             APD ANTIQUITIES, INC.
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                                      Years Ended
                                                       December 31,
                                                  2005           2004
                                               ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                               $  (19,921)    $ (10,041)
        Adjustments to reconcile net loss
          to net cash provided (used)
          by operating activities:
      Decrease (increase) in inventory            (10,867)       16,028
      Increase (decrease) in accounts payable       1,420        (1,800)
      Increase (decrease) in commissions payable    2,718        (1,114)
                                                 ---------     ----------
Net cash provided (used) by operating activities  (26,650)        3,073

CASH FLOWS FROM INVESTING ACTIVITIES                    -             -

CASH FLOWS FROM FINANCING ACTIVITIES
        Acquisition of subsidiary
           and recapitalization                         -        (3,600)
        Proceeds from note payable                      -             -
        Payment of note payable                         -        (1,200)
        Common stock issued for cash               25,000        10,000
                                                ----------     ----------
Net cash provided by financing activities          25,000         5,200

Change in cash                                     (1,650)        8,273

CASH, BEGINNING OF PERIOD                           8,993           720
                                                ----------   -----------
CASH, END OF PERIOD                             $   7,343     $   8,993
                                               ===========   ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
        Interest paid                           $       -      $     70
        Income taxes paid                       $       -      $      -

    The accompanying notes are an integral part of these financial statements


                                                                          17
                             APD ANTIQUITIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2006
                         -----------------------------


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

Accounting Pronouncements
-------------------------
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets-an Amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.
                                                                          18
In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter "SFAS No. 154") which replaces Accounting
Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have a material impact on the Company's financial position, results of operations, or cash flows.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" (hereinafter "SFAS No. 152"), which amends FASB Statement No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions" (hereinafter "SOP 04-2"). This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects" to state that the guidance for (a) incidental operations and
(b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.
                                                                          19
In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs- an amendment of ARB No. 43, Chapter 4" (hereinafter "SFAS No. 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

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

Basic and Diluted Earnings Per Share
------------------------------------
Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is the same as basic net income (loss) per share as there are no common stock equivalents outstanding.
                                                                          20
Cash and Cash Equivalents
-------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents.

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

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts for cash, payables and accrued liabilities approximate their fair value.
                                                                          21
Inventories
-----------
Inventories are accounted for using the specific identification method, and stated at the lower of cost or market, with market representing the lower of replacement cost or estimated net realizable value. The Company has no insurance coverage on its inventory.

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

                                      December 31, 2005   December 31, 2004
                                      -----------------   ------------------
Net operating loss carryforward         $ 70,800            $  50,900

Deferred tax asset                      $ 24,000            $  17,300
Deferred tax asset valuation allowance   (24,000)             (17,300)
Net deferred tax asset                  $      -            $       -

                ==================================================

At December 31, 2005, the Company has net operating loss carryforwards of approximately $70,800, which expire in the years 2020 through 2025. The change in the allowance account from December 31, 2004 to December 31, 2005 was an increase of $6,700.
                                                                          22
Revenue and Cost Recognition
----------------------------
Revenues from retail sales are recognized at the time the products are delivered.

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

On December 1, 2004, the Company's board of directors declared a 4 for 1 common stock split for all shareholders of record on December 1, 2004. Per-share amounts in the accompanying financial statements and notes have been restated for the stock dividend.
                                                                          23
During the year ended December 31, 2005, the Company sold 250,000 shares of common stock in a private placement for cash of $25,000 ($0.10 per share).


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


NOTE 6 - STOCK OPTION PLAN The Company's board of directors approved the adoption of the "2001 Non- Qualified Stock Option and Stock Appreciation Rights Plan" by unanimous consent on January 15, 2001. This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company's common stock may be subject to, or issued pursuant to, the terms of the plan. No options have been issued under the plan as of December 31, 2005.

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


Exhibit 10.1  -  2001 STOCK OPTION PLAN
                 ----------------------

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

"Employee" shall mean any salaried employee of the Company or its Affiliates, including those employees who are officers of the Company or its Affiliates.
                                                                          24
"Fair Market Value" of Stock on a given date shall mean an amount per share as determined by the Board or its delegates by applying any reasonable valuation method determined without regard to any restriction other than a restriction which, by its terms, will never lapse. Notwithstanding the preceding, if the Stock is traded upon an established stock exchange, then the "Fair Market Value" of Stock on a given date per share shall be deemed to be the average of the highest and lowest selling price per share of the Stock on the principal stock exchange on which the Stock is then trading or, if there was no trading of the Stock on that day, on the next preceding day on which there was such trading; if the Stock is not traded upon an established stock exchange but is quoted on a quotation system, the "Fair Market Value" of Stock on a given date shall be deemed to be the mean between the closing representative "bid" and "ask" prices per share of the Stock on such date as reported by such quotation system or, if there was no trading of the Stock on that day, on the next preceding day on which there was such trading.

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

"Stock" shall mean the $0.001 par value Common Stock of the Company.
                                                                          25
3.    ADMINISTRATION.

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

If an Optionee pays all or part of any Option Price with shares of Stock, the number of shares deemed to be issued to the Optionee (and counted against the maximum number of shares that can be issued under the Plan) shall be the number of shares transferred to the Optionee by the Company, less the number of shares transferred by the Optionee to the Company as payment. Stock issued on the exercise of an Option which is forfeited in accordance with the conditions contained in the grant by the Optionee after issuance shall be deemed to have never been issued under the Plan and, accordingly, shall not be counted against the maximum number of shares that can be issued under the Plan.
Notwithstanding the terms of the previous two sentences, the maximum number of shares for which Incentive Stock Options may be issued under the Plan shall be one million (1,000,000) shares, subject to adjustment by the Board as provided under Paragraph 6(l), regardless of the fact that under the terms of the preceding sentences, a lesser number of shares is deemed to be issued pursuant to the exercise of Incentive Stock Options.
                                                                          26
6.    TERMS AND CONDITIONS OF OPTIONS.

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

                                                                          27
The Board may permit deemed or constructive transfer of shares in lieu of actual transfer and physical delivery of certificates. Except to the extent prohibited by applicable law, the Board may take any necessary or appropriate steps in order to facilitate the payment of any such Option Price. Without limiting the foregoing, the Board may cause the Company to loan the Option Price to the Optionee or to guarantee that any Stock to be issued will be delivered to a broker or lender in order to allow the Optionee to borrow the Option Price. The Board, in its sole and exclusive discretion, may require satisfaction of any rules or conditions in connection with payment of the Option Price at any particular time, in any particular form, or with the Company's assistance. If Stock used to pay any Option Price is subject to any prior restrictions imposed in connection with any plan of the Company (including this Plan), an equal number of the shares of Stock acquired on exercise shall be made subject to such prior restrictions in addition to any further restrictions imposed on such Stock by the terms of the Optionee's Agreement or by the Plan.

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

      (H) TRANSFER OF OPTIONS. An Option shall not be transferable except by will or by the laws of decent and distribution, and shall be exercisable during the lifetime of the person to whom the Option is granted only by such person, except as specifically provided for by the Board. An attempted non-permitted transfer of an Option shall be void.
                                                                          28

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

            (ii) The Board, in its sole and exclusive discretion, may make such equitable adjustments to the Plan and outstanding Options as it deems appropriate in order to preclude the dilution or enlargement of benefits under the Plan, upon exchange of all of the outstanding stock of the Company for a different class or series of capital stock or the separation of assets of the Company, including a spin-off or other distribution of stock or property by the Company.
                                                                          29

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

                                                                          30
      (M) RIGHTS AS A SHAREHOLDER. An Optionee shall not have rights as a shareholder with respect to any shares until the date of the issuance of a stock certificate to him or her for such shares. No adjustment shall be made for dividends (ordinary or extraordinary, whether in cash, securities or other property) or distributions or other rights for which the record date is prior to the date of issuance of such stock certificate, except as provided in Paragraph 6(l) above.

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


      (Q) OTHER PROVISIONS. Each Option Agreement may contain such other provisions, including without limitation, restrictions upon the exercise or transferability of the Option, as the Board may deem advisable. Any Incentive Stock Option Agreement shall contain such limitations and restrictions upon the exercise of the Incentive Stock Option as shall be necessary in order that such Incentive Stock Option shall be an "incentive stock option" as defined in Code Section 422, or to conform to any change in the law.
                                                                        31
      (R) WITHHOLDING TAXES. When the Company becomes required to collect federal and state income and employment taxes in connection with the exercise of an Option ("withholding taxes"), the Optionee shall promptly pay to the Company the amount of such taxes in cash, unless the Board permits or requires payment in another form. Subject to such conditions as it may require, the Board, in its sole discretion, may allow an Optionee to reimburse the Company for payment of withholding taxes with shares of Stock. If an Optionee is a Reporting Person at the time of exercise and is given an election to pay any withholding taxes with Stock, the Board shall have sole discretion to approve or disapprove such election.


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

                                                                        32
9.    APPLICATION OF FUNDS.

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

                                                                        33