Form 10QSB/A
period 2006-03-31
APD ANTIQUITIES, INC.
filed 2006-12-18
CIK 1289046

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, our CEO and CFO have concluded that these disclosure controls and procedures were sufficiently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms.

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

APD ANTIQUITIES, INC.

BY: /s/ Cindy K. Swank -------------------------------------- Cindy K. Swank, President Chief Executive Officer, Chief Financial Officer Date: December 6, 2006