Form 10KSB
period 2006-12-31
APD ANTIQUITIES, INC.
filed 2007-03-30
CIK 1289046

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2006

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                       SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 000-50738

                              APD ANTIQUITIES, INC.

           --------------------------------------------------------

           (Name of Small Business Issuer Specified in Its Charter)

               Nevada                                     91- 1959986

               -------                                     ----------

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

Issuer's revenues for the most recent fiscal year: $7,500.

The aggregate market value of the Registrant's Common Stock held by non-

affiliates of the Registrant (458,000 shares) as of December 31,2006 was approximately $52,000 based upon $.25 per share, the price at which the stock was originally issued which represents the latest transaction price for the shares since no public market exists for such shares.

The Registrant had 1,706,000 shares of Common Stock outstanding as of December

31,2006.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                Not Applicable.

  Transitional Small Business Disclosure Format (Check one):  Yes ___; No  X


In accordance with the guidelines set forth by United States Securities and Exchange Commission in their recent review of the APD Antiquities, Inc. (hereinafter "We", the "Registrant" or the "Company") Form 10-KSB and subsequent financial statements and related disclosures contained within, for fiscal the year ended December 31, 2006, we have amended the Form 10-KSB as a result of inconsistencies in reference to rules in the Controls and Procedures, and the language in Section 302 Certification, as well as filing incorrect financial statements and omitting the auditors report which should have been included in the original filing.

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

APD Antiquities, Inc. (hereinafter "We", the "Registrant" or the "Company") was incorporated in the State of Nevada on July 23, 1996.

APD Antiquities, Inc. is an e-Commerce based Company engaged in the business of acquiring and marketing antiques. As of December 31, 2006 our inventory consists of six antiques, with an inventory cost of $9,110.00. Retail sales of antiques and collectibles are primarily facilitated through our web site:

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

For the year ended December 31, 2006, the Company sold four items with an average single item sales price of approximately $1,558.75.

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 30, 2006 the Company held its annual meeting of shareholders for the following purposes: to elect three directors to serve until

the next annual meeting of shareholders.

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

As of December 31, 2006 there were approximately 43 holders of record of the

Company's Common Stock before calculating individual participants in security position listings pursuant to Rule 17Ad-8 under the Securities Exchange Act of

1934. The Company's transfer agent Nevada Agency and Trust Company, 50 West

Liberty Street, Suite 880, Reno, Nevada 89501, reported approximately 43 beneficial owners of 1,706,000 shares the Company's issued and outstanding common stock, as of December 31, 2006.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

APD Antiquities., Inc. is an e-Commerce based company engaged in the business of acquiring and marketing antiques. The Company expects to have smaller losses in 2006, but can give no assurance as to when and if it will become profitable.

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

Consolidated Financial Statements.

We have had minimal operations and very limited revenues. From inception we have accumulated an operating deficit of $95,801.  For the year ended December

31, 2006, we had a net loss of $24,009 on gross revenues of $7,500 from the sale of a total of 4 antique items to 4 different customers with an average single antique sales price of $1875. As of December 31, 2006, we had cash of

$51, resale inventories of $9,110 and accounts receivable of zero for total current assets of $9,161. We have realized only minimal revenue from sales and had a net loss for the year ended December 31, 2006. We believe that we could experience negative operating cash flow for the foreseeable future as a result of significant increased spending on advertising, augmentation of inventory,

etc.

The only development costs incurred since inception are with respect to finding suitable products that offer the Company potential for revenues and profits, as we market these products through our Web site.

Our ability to achieve profitable operations is subject to the validity of our assumptions and risk factors within the industry and pertaining to the Company.

LIQUIDITY AND CAPITAL RESOURCES

APD Antiquities, Inc. has limited assets. As of December 31, 2006, our assets consisted of cash of $51, resale inventories of $9,110 and accounts receivable of zero for total assets of $9,161.

The current President of the Company owns a total of 202,004 shares of the

Company's authorized but unissued stock, which she paid $1,150 in cash.

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

RESULTS OF OPERATIONS

FISCAL 2006 COMPARED TO FISCAL 2005

Total revenues decreased from $44,200 to $7,500 or 17% comparing the fiscal year ended December 31, 2006 to the fiscal year ended December 31, 2005.

This decrease in revenue is attributed to the lack of sales.

The Company has capital restraints that have not allowed inventory augmentation and diversification, implementation of our marketing strategy, etc. Total cost of goods sold decreased from $37,541 in 2005 to $6,235 in 2006, which resulted in total decrease of $31,306 or 17% due to a decreased number of sales. The cost of antique and collectibles amounted to 83.13% of revenues for the 2006 fiscal year compared to 84.93% for fiscal 2005. There was no write-off of inventory or other adjustments.

For the twelve months ending December 31, 2006, the Company reported a net loss of $24,009 on gross revenues of $7,500 with gross profit on sales of $1,265 compared to sales of $44,200, a gross profit of $6,659 and net loss of $19,921 in the year ended December 31, 2005. The Company incurred Operating Expenses of

$25,274 in the year ended December 31, 2006 and $26,580 in the year ended

December 31, 2005.  This is an decrease of $1,306 from the year ending

December 31, 2005 as compared to the year ended December 31, 2006. The major difference in the two periods being attributable to a decrease in commissions. The Company's year ended December 31, 2006 financial statements reflect adjustments and nonrecurring items of both revenue and costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

The Company's independent public accountants have included explanatory paragraphs in their reports on the Company's financial statements for the years ended December 31, 2005, 2004, and 2003, which express substantial doubt about the Company's ability to continue as a going concern. As discussed in

Footnote 2 to the Company's financial statements, included with this 10-KSB,

the Company has suffered recurring losses from operations and accumulated deficit that raises substantial doubt about its ability to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

       THE AUDITED FINANCIAL STATEMENTS FOR THIS FORM 10-KSB APPEAR ON PAGES F-

1 THROUGH F-16 FOLLOWING THE SIGNATURE PAGE BELOW

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


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

Form 5.

ITEM 10. EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2005, 2004, and 2003, of those persons who were (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000. No person received compensation in excess of $100,000.

                          SUMMARY COMPENSATION TABLE




         NAME AND                              OTHER ANNUAL

   PRINCIPAL POSITION    YEAR  SALARY  BONUS  COMPENSATION(1)

-----------------------  ----  ------  -----  ----------------


Cindy Swank

  2006  $  -0-   -0-         $  -0-

President, Treasurer      2005  $  -0-   -0-         $1,326

Chief Executive Officer   2004  $  -0-   -0-         $3,777



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

During the fiscal year ended December 31, 2006, no director received any compensation for attending meetings of the Board of Directors and the Company presently intends that the same will be the case for the fiscal year ended

December 31, 2007.  Directors are reimbursed, however, for reasonable expenses incurred on behalf of the Company.

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




Name of                                      Amount of shares

Title of Class  Beneficial Owner of Shares    held by Owner    Percent of Class

--------------  --------------------------   ----------------- ----------------


common          Cindy Swank (1)                     202,004          13.81%

common          Timothy Kuh (2)                       2,000

common          Edward Wong (3)                         400           2.76%

common          Raymond Kuh (4)                     201,004          13.81%

common          All Executive Officers and          204,404          13.84%

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

"beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At December 31, 2006 we had outstanding 1,706,000 shares of common stock.

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




(a) 3.

Exhibits

2.1

Acquisition Agreement and Plan of Merger between APD Antiquities, Inc. and GCJ, Inc. dated December 27, 2004 (Incorporated by reference to the corresponding exhibit to the Form 8-K previously filed by APD Antiquities, Inc.) on December 30, 2004 (File No. 000-50738) (the “December 30, 2004 Form 8-K”)

2.2

Articles of Merger (Nevada) dated December 29, 2004 (File No. 000-50738) (Incorporated by reference to exhibit 2.1 to the December 30, 2004 Form 8-K)

3.1

Articles of Incorporation*

3.2

By-Laws*

10.1

2001 stock Option Plan

31.1

Section 302 CEO Certification

31.1

Section 302 Secretary Certification

31.2

Section 906 CEO Certification

32

Section 1350 Certifications

* Incorporated by reference to the Registrant's Registration Statement on

Form 10SB, File No. 0-32345

(b) Reports on Form 8-K.

Form 8-K filed February 18, 2005.


                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934,

the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2007

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

/s/ Cindy Swank

----------------------------------

        Cindy Swank

        Director

 Dated: March 13, 2007

/s/ Edward Wong Wah On

----------------------------------

        Edward Wong Wah On

        Director

 Dated: March 13, 2007


#

Board of Directors

APD Antiquities, Inc.

Spokane, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of APD Antiquities, Inc. (a Nevada corporation) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APD Antiquities, Inc. as of December 31, 2005 and 2004, and the results of its operations, stockholders’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2, the Company has a history of operating losses, has limited cash resources, and its viability is dependent upon its ability to meet its future financing requirements, and the success of future operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

March 13, 2007

                             APD ANTIQUITIES, INC.

                               BALANCE SHEETS

                                                          December 31,

                                                    2006             2005

                                                  --------        --------

ASSETS

   CURRENT ASSETS

      Cash                                        $      51       $  7,343

      Inventory                                       9,110         12,464

                                                  --------        --------

            Total Current Assets                      9,161         19,807

                                                  --------        --------

   TOTAL ASSETS                                   $   9,161       $ 19,807

                                                  =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES

      Accounts payable                            $  9,367        $  3,680

      Commissions payable - related party            4,895           4,219

      Loan payable – related party

     3,000

 -

                                                  --------        --------

            Total Current Liabilities               17,262           7,899

                                                  --------        --------

   COMMITMENTS AND CONTINGENCIES                         -               -

   STOCKHOLDERS' EQUITY

      Preferred stock, 5,000,000 shares

         authorized, $0.001 par value;

         no shares issued and outstanding                -               -

      Common stock, 20,000,000 shares

         authorized, $0.001 par value;

         1,698,000 and 1,448,000 shares

         issued and outstanding,

         respectively                                1,706           1,698

      Additional paid-in capital                    85,994          82,002

      Accumulated deficit                          (95,801)        (71,792)

  --------        --------

Total Stockholder's Equity              (8,101)         11,908

                                                  --------        --------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  9,161        $ 19,807

                                                  ========        ========

  The accompanying notes are an integral part of these financial statements.

APD ANTIQUITIES, INC.
STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2006	2005

SALES	$7,500	$44,200

COST OF GOODS SOLD	6,235	37,541

GROSS PROFIT	1,265	6,659

EXPENSES
Marketing	439	519
Rent	3,660	3,660
General and administrative	2,230	1,310
Professional fees	17,895	17,093
Stock transfer fees	375	20
Commissions	675	3,978
TOTAL EXPENSES	25,274	26,580

LOSS FROM OPERATIONS	(24,009)	(19,921)

OTHER INCOME (EXPENSE)
Interest expense	-	-
TOTAL OTHER INCOME (EXPENSE)	-	-

LOSS BEFORE INCOME TAXES	(24,009)	(19,921)
INCOME TAXES	-	-
NET LOSS	$(24,009)	$(19,921)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	1,700,833	1,614,667

The accompanying notes are an integral part of these financial statements.

APD ANTIQUITIES, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------




                          Common Stock   Additional                 Total

                      ------------------ Paid-in    Accumulated  Stockholders’

                        Shares   Amount  Capital      Deficit       Equity

                      ---------- ------- ---------- -----------  -------------


Balance,

December 31, 2004       1,448,000   $ 1,448   $  57,252  $ (51,871) $  6,829

Common stock

  250,000

   250

 24,750

   -

    25,000

Issued for cash

Net loss for year

ended December 31,

2005                          -         -           -    (19,921)    (19,921)

                      ---------- ------- ---------- -----------  -------------

Balance,

December 31, 2005    1,698,000      1,698      82,002    (71,792)     11,908

Common stock

issued for cash          8,000          8       3,992          -       4,000

Net loss for year

ended December 31,

2006                        -          -            -    (24,009)    (24,009)

                      ---------- ------- ---------- -----------  -------------

Balance,

December 31, 2006   1,706,000   $ 1,706    $ 85,994    $ (95,801)   $ (8,101)

                    =========    =======  ==========  ==========   ===========



  The accompanying notes are an integral part of these financial statements.

#

APD ANTIQUITIES, INC.

STATEMENTS OF CASH FLOWS

                                                      Years Ended

                                                       December 31,

                                                  2006          2005

                                               -----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES

        Net loss                               $  (24,009)    $ (19,921)

        Adjustments to reconcile net loss

          to net cash provided (used)

          by operating activities:

        Decrease (increase) in inventory            3,354      (10,867)

        Increase (decrease) in accounts payable     5,687         1,420

  Increase (decrease) in commissions payable    676

      2,718

                                               -----------   ----------

Net cash provided (used) by operating activities  (14,292)      (26,650)

CASH FLOWS FROM INVESTING ACTIVITIES                   -              -

CASH FLOWS FROM FINANCING ACTIVITIES

        Proceeds from note payable                 3,000               -

        Common stock issued for cash               4,000          15,000

                                               -----------   -----------

Net cash provided by financing activities          7,000          25,000

Change in cash                                    (7,292)         (1,650)

CASH, BEGINNING OF PERIOD                          7,343           8,993

                                               -----------   -----------

CASH, END OF PERIOD                            $      51     $     7,343

                                               ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

        Interest paid                           $      -      $        -

     ===========   ===========

        Income taxes paid                       $      -      $        -

     ===========   ===========

The accompanying notes are an integral part of these financial statements.

#

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

Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (hereinafter "FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a significant immediate effect on its financial position or results of operations.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140”  (hereinafter SFAS No. 156”).This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.  The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The company does not expect the adoption of FIN 48 to have a significant immediate effect on its financial position or results of operation.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments.  It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140.  This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement.  SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no material impact on the Company’s financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes  and Error  Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting  Principles Board Opinion No. 20, “Accounting  Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28”.  SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections.  SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005.  Management does not expect SFAS No. 154 to have a material impact on the Company’s financial position or results of operations.

Advertising Costs

Advertising costs, including costs for direct mailings, are expensed when incurred.  During the year ended December 31, 2006 and 2005 these costs were $439 and $519, respectively.

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

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Standards No. 133 and 140”.  These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

As of December 31, 2006 and 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments

The carrying amounts for cash, payables and accrued liabilities approximate their fair value.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2006, the Company had a history of operating losses, an accumulated deficit of $95,801 and limited cash resources.  These conditions raise significant doubt about the Company’s ability to continue as a going concern.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations.  Management's plans are to seek additional capital through sales of its common stock.  If necessary, the Company may sell common stock to provide additional cash to future operations and market development.  However, management has no plans to make a private offering of common stock at this time.

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

The Company has no inventory on consignment at December 31, 2006 or 2005.  In the future, if the Company consigns inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

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

At December 31, 2006, the Company had deferred tax assets of approximately $32,600 principally arising from net operating loss carryforwards for income tax purposes calculated at an expected rate of 34%.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at December 31, 2006 and 2005.

The significant components of the Company’s deferred tax assets at December 31, 2006 and 2005 were as follows:

	December 31, 2006	December 31, 2005
Net operating loss carryforward	$95,800	$70,800

Deferred tax asset	$32,600	$24,000
Deferred tax asset valuation allowance	(32,600)	(24,000)
Net deferred tax asset	$-	$-

At December 31, 2006, the Company has net operating loss carryforwards of approximately $95,800, which expire in the years 2020 through 2026.  The change in the allowance account from December 31, 2005 to December 31, 2006 was an increase of $8,600.

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

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.  At December 31, 2006 and 2005, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

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

During the year ended December 31, 2006, the Company sold 8,000 shares of common stock in a private placement for cash of $4,000 ($0.50 per share).


APD ANTIQUITIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 4 – STOCK OPTION PLAN

The Company’s board of directors approved the adoption of the “2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan” by unanimous consent on January 15, 2001.  This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock.  A total of 1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan.  No options have been issued under the plan as of December 31, 2006.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Rental Agreement

The Company has a month-to-month rental agreement for office space in Spokane, Washington.  The monthly rent is $300.  Rent payments were $3,600 for each of the years ended December 31, 2006 and 2005.

NOTE 6 – RELATED PARTY TRANSACTIONS

The occasional usage of used computer equipment, provided to the Company by the Company’s officers at no charge, is considered immaterial for financial reporting purposes.

The Company pays a 3% commission on every sale to both of the Company’s two officers.  Commissions unpaid, but accrued, are unsecured, payable upon demand and non-interest bearing.  Commissions paid during the years ended December 31, 2006 and 2005 were $675 and $1,259, respectively.

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

“Advisor” shall mean an individual who provides bona fide services to the Company or Affiliate pursuant to a written contract.

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

“Disinterested Person” means a Non-Employee Director as defined in Rule 16b-3 of the Exchange Act of 1934, as amended.

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

3.

Administration.

The Plan shall be administered by the Board; provided, however, that the Board may delegate all or any part of its authority to administer the Plan in its entirety or, with respect to any group or groups of persons eligible to receive Options hereunder, to such committee as the Board shall in its sole discretion determine.  Such committee shall be composed of not fewer than two members (the “Committee”), all of the members of which Committee shall be Disinterested Persons, if required.  Any Disinterested Person shall comply with the requirements of Rule 16b-3.  The Board or its Committee may adopt, amend and rescind such rules and regulations for carrying out the Plan and implementing agreements and take such actions as it deems proper.  The interpretation, construction and application by the Board or its Committee of any of the provisions of the Plan or any Option granted thereunder shall be final and binding on the Company, all Optionees, their legal representatives, and any person who may acquire an Option directly from an Optionee by permitted transfer, bequest or inheritance.  Reference to administrative acts by the Board in the Plan shall also refer to acts by its Committee, unless the context otherwise indicates.  Whether or not the Board has delegated administrative authority, the Board has the final power to determine all questions of policy or expediency that may arise in administration of the Plan.

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

to the extent permitted by the Board, the Optionee's entering into an agreement with the Company, whereby a portion of the Optionee's Options are terminated and where the "built-in gain" on any Options which are terminated as part of such agreement equals the aggregate Option Price of the Option being exercised.  The Company may establish, from time to time, procedures for a “cashless exercise” of options. "Built-in gain" means the excess of the aggregate Fair Market Value of any Stock otherwise issuable on exercise of a terminated Option, over the aggregate Option Price otherwise due the Company on such exercise.

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


#