Form 10KSB/A
period 2006-12-31
APD ANTIQUITIES, INC.
filed 2007-04-20
CIK 1289046

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

                       Commission file number 000-50738

                              APD ANTIQUITIES, INC.
           --------------------------------------------------------
           (Name of Small Business Issuer Specified in Its Charter)


               Nevada                                    91- 1959986
   ------------------------------                     ------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

     1314 S. Grand Boulevard, Suite 2-250
     Spokane, WA                                             99202
   ---------------------------------------                 ----------
   (Address of principal executive offices)                (Zip Code)


Issuer's telephone number (including area code):        (509) 744-8590
                                                         -------------

Securities registered under Section 12(b) of the Act:        None
                                                            ------

Securities registered under Section 12(g) of the Act:

                        Common Stock, par value $.001
                      ------------------------------------
                               (Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. [X] Yes
[ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
                                                                         1
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Issuer's revenues for the most recent fiscal year: $7,500.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (458,000 shares) as of December 31,2006 was approximately $52,000 based upon $.25 per share, the price at which the stock was originally issued which represents the latest transaction price for the shares since no public market exists for such shares.

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

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

APD Antiquities, Inc. (hereinafter "We", the "Registrant" or the "Company") was incorporated in the State of Nevada on July 23, 1996.

APD Antiquities, Inc. is an e-Commerce based Company engaged in the business of acquiring and marketing antiques. As of December 31, 2006 our inventory consists of six antiques, with an inventory cost of $9,110.00. Retail sales of antiques and collectibles are primarily facilitated through our web site:http://www.apd-international.com.

On December 27, 2004, APD Antiquities, Inc., a Nevada corporation and GCJ,Inc., ("GCJ") a Nevada corporation entered into to an Acquisition Agreement and Plan of Merger, whereby APD has acquired all the outstanding shares of commonstock of GCJ from its sole stockholder in an exchange for $3,600 cash in atransaction where APD is the successor corporation. Pursuant to Rule 12g-3(g)of the General Rules and Regulations of the Securities and Exchange Commission, the APD Antiquities, Inc. is the successor issuer to GCJ for reporting purposes under the Securities Exchange Act of 1934, as amended (the "Act").The purpose of this transaction was for APD Antiquities, Inc. to succeed to the registration status of JCG under the Exchange Act pursuant to Rule 12g-3.
                                                                         2
INVENTORY OF ANTIQUES OWNED

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

For the year ended December 31, 2006, the Company sold four items with an average single item sales price of $1,558.75.
                                                                         3

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

When acquiring an antique or collectible, APD Antiquities, Inc. competes with persons who acquire similar antiques and collectibles for resale, as well as private collectors. The principal sources for antiques are wholesale vendors in Hong Kong and the People's Republic of China, as well as other Asian countries, such as Thailand, Viet Nam and South Korea. In the event prices for antiques increase materially, our ability to acquire antiques and, in turn, our ability to market such newly acquired antiques to the general public, may be adversely affected. However, if prices for antiques significantly increase, the resale/wholesale value of our inventory would be positively affected.
                                                                         4
There is no assurance that we will be able to continue to realize significant profits for existing inventory or items purchased for resale in the future. Moreover, existing dealers may choose to compete with us in the same manner or in a more favorable format than that of the Company.

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

                                                                         5
SEASONAL BUSINESS

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

Cindy Swank
Edward Wong Wah On
Timothy Kuh
                                                                         6
                                   PART II

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

                                                                         7
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For more information concerning the Company's ability to continue as a going concern, see Note 2 to the consolidated financial statements. The Company's significant accounting policies are also detailed in Note 2 of the Company's Consolidated Financial Statements.
                                                                         8
We have had minimal operations and very limited revenues. From inception we have accumulated an operating deficit of $95,801. For the year ended December 31, 2006, we had a net loss of $24,009 on gross revenues of $7,500 from the sale of a total of 4 antique items to 4 different customers with an average single antique sales price of $1875. As of December 31, 2006, we had cash of $51, resale inventories of $9,110 and accounts receivable of zero for total current assets of $9,161. We have realized only minimal revenue from sales and had a net loss for the year ended December 31, 2006. We believe that we could experience negative operating cash flow for the foreseeable future as a result of significant increased spending on advertising, augmentation of inventory, etc.

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

Perpetual inventory records kept by the Company contain inventory descriptions and the purchase costs of such inventory. Although each inventory item is unique, the majority of the Company's inventory consists of similar categories of antiques. With respect to the similar categories of antiques, current retail sales information provides the Company with ratios of its sales to cost of sales; the Company uses such information to assist it in substantiating that its inventory value does not exceed market value. The records for inventory categories are also periodically reviewed by management to determine if there has been any known auction or interdealer sales of similar antiques at reduced prices and to determine if a reduction in the inventory carrying value is needed. The Company's review of its inventory of antiques has not shown any significant decline in market value below cost on an individual level or by major category. Retail sales by the Company have, to date, been in excess of the purchase price for all items sold.
                                                                         9
During the past two fiscal years, the Company has not experienced any adverse impact arising from inflation. However, in the event prices for antiques increase materially or the value of the dollar decrease against other currencies, the Company's ability to acquire antiques, and, in turn, its ability to market such newly acquired antiques to its market, may be adversely affected. Thus, although the retail and wholesale values of the Company's existing inventory might be favorably affected by increasing prices, passing along such increases to customers could have an inhibiting effect on the Company's overall business. Management of the Company actually believes that tangible collectibles move inversely with financial assets over the long term. As a result, during times of greater inflationary expectations, tangible collectibles may actually be the beneficiary of greater interest.

The Company anticipates no material commitments for capital expenditures at the present time. Management is not aware of any trend in the Company's capital resources, which may have an impact on its income, revenue or income from continuing operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in note 2 to the financial statements included in this Form 10-KSB. Our critical accounting policies are:

Revenue recognition: Sales are recognized as revenue when the amounts are contractually earned, fixed and determinable, and there is substantial probability of collection. Revenues from retail sales are recognized at the time the products are delivered.

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

Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's accounting estimates principally concern the net reliability of its receivables and the marketability and value of its inventory. Actual results could differ from those estimates.
                                                                         10
Inventories: Inventories are accounted for using the specific identification method, and stated at the lower of cost or market, with market representing the lower of replacement cost or estimated net realizable value. The Company has no insurance coverage on its inventory.

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

For the twelve months ending December 31, 2006, the Company reported a net loss of $24,009 on gross revenues of $7,500 with gross profit on sales of $1,265 compared to sales of $44,200, a gross profit of $6,659 and net loss of $19,921 in the year ended December 31, 2005. The Company incurred Operating Expenses of $25,274 in the year ended December 31, 2006 and $26,580 in the year ended December 31, 2005. This is an decrease of $1,306 from the year ending December 31, 2005 as compared to the year ended December 31, 2006. The major difference in the two periods being attributable to a decrease in commissions. The Company's year ended December 31, 2006 financial statements reflect adjustments and nonrecurring items of both revenue and costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.
                                                                         11
The Company's independent public accountants have included explanatory paragraphs in their reports on the Company's financial statements for the years ended December 31, 2006, 2005, 2004 and 2003, which express substantial doubt about the Company's ability to continue as a going concern. As discussed in Footnote 2 to the Company's financial statements, included with this 10-KSB, the Company has suffered recurring losses from operations and accumulated deficit that raises substantial doubt about its ability to continue as a going concern.

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


ITEM 8A. Controls and Procedures.


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our management, including our Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15 and 15d-15 of the United States Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, the CEO and CFO have concluded that as of end of our last fiscal year, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms. The CEO and CFO have also concluded that as of end of our last fiscal year, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we filed or submit under the Exchange Act are accumulated and communicated to our management, to allow timely decisions regarding required disclosure.
                                                                         12
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. We believe that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. The CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level. While we believe that our disclosure controls and procedures have been effective, in light of the foregoing, we intend to continue to examine and refine our disclosure control and procedures to monitor ongoing developments in this area.


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

Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company.
                                                                         13
Ms. Cindy K. Swank has been the President/Treasurer, or Secretary and Director of APD Antiquities, Inc. since 1999 and has focused on developing sales and marketing programs for the Company's products. From 1997 through the present, Ms. Swank has been self-employed as a manager-promoter of her daughter, a singer/stage performer, as well as other activities in the marketing and reorganization of websites. She attended Eastern Washington University in Cheney, WA and has awards for her accomplishments and creativity in the design industry. Mrs. Swank founded, owned and managed Daisy's Bloomers, from 1990 until 1997, when she sold the business to L&L Limited Partnership. The principle business of Daisy's Bloomers was retail sales of flowers and gifts.

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

ITEM 10. EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2006, 2005, and 2004, of those persons who were (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000. No person received compensation in excess of $100,000.
                                                                         14
                           SUMMARY COMPENSATION TABLE
                           --------------------------

         NAME AND                                OTHER ANNUAL
   PRINCIPAL POSITION    YEAR  SALARY  BONUS    COMPENSATION(1)
-----------------------  ----  ------  -----    ----------------
Cindy Swank              2006  $  -0-   -0-         $  -0-
President, Treasurer     2005  $  -0-   -0-         $1,326
Chief Executive Officer  2004  $  -0-   -0-         $3,777


*The officers/directors do not receive salaries but are to be compensated for sales generated on behalf of the Company. Compensation is based solely on bringing business to the Company. A three percent (3%) commission is equally divided amongst the officers/directors for each sale made. Commissions were accrued, but not paid during the year ended December 31, 2004.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of Common Shares beneficially owned, as of the date of this filing, by: (i) the beneficial owners of more than five percent of the Common Stock of the Company; (ii) all Directors of the Company; (iii) each of the named Executive Officers; and, (iv) all Officers and Directors of the Company as a group:

Name of                                      Amount of shares
Title of Class  Beneficial Owner of Shares    held by Owner    Percent of Class
--------------  --------------------------   ----------------- ----------------
common          Cindy Swank (1)                     202,004          13.81%
common          Timothy Kuh (2)                       2,000
common          Edward Wong (3)                         400           2.76%
common          Raymond Kuh (4)                     201,004          13.81%
common          All Executive Officers and          204,404          13.84%
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

(5) Includes the shares of Common Stock beneficially owned by Ms. Swank, Mr. Kuh (2) and Mr. Wong Wah On.
                                                                         15
Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At December 31, 2006 we had outstanding 1,706,000 shares of common stock.

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

On January 15, 2001, our board of directors adopted the 2001 stock Option Plan (the "Plan") as a means of increasing employees', board of advisors, consultants' and non-employee directors' proprietary interest and to align more closely their interests with the interests of our stockholders. The Plan should also increase our ability to attract and retain the services of experienced and highly qualified employees and non-employee directors. Under the Plan, we have reserved an aggregate of one million (1,000,000) shares of common stock for issuance pursuant to options ("Plan Options"). Our board of directors or a committee of our board of directors consisting of non-employee directors (the "Committee") will administer the Plan, including, without limitation, the selection of the persons who will be granted Plan Options under the Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price.
                                                                         16
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

31.1        Section 302 Secretary Certification

31.2        Section 906 CEO Certification

32          Section 1350 Certifications


* Incorporated by reference to the Registrant's Registration Statement on Form 10SB, File No. 0-32345

(b) Reports on Form 8-K.

Form 8-K filed February 18, 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Williams & Webster, P.S., Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending December 31, 2006. Williams & Webster, P.S. has performed the following services and has been paid the following fees for these fiscal years.
                                                                         17
Audit Fees. Aggregate fees billed for professional services rendered by Williams & Webster in connection with its audit of APD's financial statements as of and for the years ended December 31, 2006, and 2005, its reviews of APD's unaudited condensed consolidated interim financial statements, and for SEC consultations and filings were $16,228 and $16,243 , respectively.

Audit-Related Fees. Williams & Webster, P.S. was not paid additional fees for the fiscal year ended December 31, 2005 and December 31, 2006 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees - Williams & Webster, P.S. was not paid any aggregate fees for the fiscal year 2006 for professional services rendered for tax compliance. We did not incur any fees and expenses from Williams & Webster, P.S. for the fiscal year 2005 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees - We did not incur any other fees and expenses from Williams & Webster, P.S. for the fiscal years 2005 and 2006 annual audits.


                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 12, 2007

                            APD ANTIQUITIES, INC.

                      By:   /s/ Cindy Swank
                           -----------------------
                                Cindy Swank
                                President and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


       /s/ Cindy Swank
           ---------------------
           Cindy Swank, Director
 Dated:    April 12, 2007


      /s/ Edward Wong Wah On
          --------------------------
          Edward Wong Wah On, Director
 Dated:   April 12, 2007

                                                                         18
Board of Directors
APD Antiquities, Inc.
Spokane, Washington

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of APD Antiquities, Inc. (a Nevada corporation) as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APD Antiquities, Inc. as of December 31, 2006 and 2005, and the results of its operations, stockholders' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


----------------------------
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 12, 2007
                                                                         19
                             APD ANTIQUITIES, INC.
                                 BALANCE SHEETS

                                                          December 31,
                                                    2006             2005
                                                  --------        --------
ASSETS
   CURRENT ASSETS
      Cash                                        $      51       $  7,343
      Inventory                                       9,110         12,464
                                                  --------        --------
            Total Current Assets                      9,161         19,807
                                                  --------        --------
   TOTAL ASSETS                                   $   9,161       $ 19,807
                                                  =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
      Accounts payable                            $  9,367        $  3,680
      Commissions payable - related party            4,895           4,219
      Loan payable - related party                  3,000               -
                                                  --------        --------
            Total Current Liabilities               17,262           7,899
                                                  --------        --------

   COMMITMENTS AND CONTINGENCIES                         -               -

   STOCKHOLDERS' EQUITY
      Preferred stock, 5,000,000 shares
         authorized, $0.001 par value;
         no shares issued and outstanding                -               -
      Common stock, 20,000,000 shares
         authorized, $0.001 par value;
         1,706,000 and 1,698,000 shares
         issued and outstanding,
         respectively                                1,706           1,698
      Additional paid-in capital                    85,994          82,002
      Accumulated deficit                          (95,801)        (71,792)
                                                   --------        --------
            Total Stockholder's Equity              (8,101)         11,908
                                                  --------        --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  9,161        $ 19,807
                                                  ========        ========


  The accompanying notes are an integral part of these financial statements.
F-1
                                                                         20

                             APD ANTIQUITIES, INC.
                            STATEMENTS OF OPERATIONS

                                                       Years Ended
                                                       December 31,
                                                 2006              2005
                                               ----------       ----------
SALES                                         $   7,500         $  44,200

COST OF GOODS SOLD                                6,235            37,541
                                               ----------       ----------
GROSS PROFIT                                      1,265            6,659
                                               ----------       ----------
EXPENSES
   Marketing                                        439             519
   Rent                                           3,660           3,660
   General and administrative                     2,230           1,310
   Professional fees                             17,895          17,093
   Stock transfer fees                              375              20
   Commissions                                      675           3,978
                                               ----------       ----------
        TOTAL EXPENSES                           25,274          26,580
                                               ----------       ----------
LOSS FROM OPERATIONS                            (24,009)        (19,921)

OTHER INCOME (EXPENSE)
   Interest expense                                   -               -
                                               ----------       ----------
        TOTAL OTHER INCOME (EXPENSE)                  -               -
                                               ----------       ----------

LOSS BEFORE INCOME TAXES                        (24,009)         (19,921)
INCOME TAXES                                          -                -
                                               ----------       ----------
NET LOSS                                       $(24,009)      $  (19,921)
                                               ==========       ==========

   NET LOSS PER COMMON SHARE,
        BASIC AND DILUTED                      $  (0.01)      $    (0.01)
                                               ==========       ==========
   WEIGHTED AVERAGE NUMBER OF
        COMMON STOCK SHARES
        OUTSTANDING, BASIC AND DILUTED        1,700,833        1,614,667
                                              ===========      ==========
                                                                         21
The accompanying notes are an integral part of these financial statements.
F-2

                             APD ANTIQUITIES, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY


                          Common Stock   Additional                 Total
                      ------------------ Paid-in    Accumulated  Stockholders'
                        Shares   Amount  Capital      Deficit       Equity
                      ---------- ------- ---------- -----------  -------------
Balance,
December 31, 2004    1,448,000  $ 1,448  $ 57,252   $ (51,871)    $  6,829

Common stock           250,000      250    24,750           -       25,000
Issued for cash

Net loss for year
ended December 31,
2005                         -        -        -      (19,921)    (19,921)
                      ---------- ------- ---------- -----------  -------------
Balance,
December 31, 2005    1,698,000    1,698    82,002     (71,792)     11,908

Common stock
issued for cash          8,000        8     3,992           -       4,000


Net loss for year
ended December 31,
2006                         -        -         -     (24,009)    (24,009)
                      ---------- ------- ---------- -----------  -------------
Balance,
December 31, 2006    1,706,000  $ 1,706  $ 85,994   $ (95,801)   $ (8,101)
                     =========  =======  =========  ==========   =============


  The accompanying notes are an integral part of these financial statements.
F-3                                                                      22

                             APD ANTIQUITIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                         Years Ended
                                                          December 31,
                                                      2006          2005
                                                   ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                   $ (24,009)    $ (19,921)
        Adjustments to reconcile net loss
          to net cash provided (used)
          by operating activities:
        Decrease (increase) in inventory               3,354       (10,867)
        Increase (decrease) in accounts payable        5,687         1,420
        Increase (decrease) in commissions payable       676        2,718
                                                   ----------    ----------
Net cash provided (used) by operating activities     (14,292)      (26,650)

CASH FLOWS FROM INVESTING ACTIVITIES                       -             -

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from note payable                     3,000             -
        Common stock issued for cash                   4,000        15,000
                                                   ----------    ----------
Net cash provided by financing activities              7,000        25,000

Change in cash                                        (7,292)       (1,650)

CASH, BEGINNING OF PERIOD                              7,343         8,993
                                                   ----------    ----------
CASH, END OF PERIOD                               $       51     $   7,343
                                                  ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
        Interest paid                              $       -      $      -
                                                 ===========   ===========
        Income taxes paid                          $       -      $      -
                                                 ===========   ===========

    The accompanying notes are an integral part of these financial statements.
F-4
                                                                         25


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

Accounting Pronouncements
-------------------------
In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operation.
                                                                         26
In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87,88,106, and 132(R)" (hereinafter :SFAS No. 158"). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company's financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (hereinafter "SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (hereinafter "FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a significant immediate effect on its financial position or results of operations.
                                                                         27
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets-an Amendment of FASB Statement No. 140" (hereinafter SFAS No. 156").This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. The company does not expect the adoption of FIN 48 to have a significant immediate effect on its financial position or results of operation.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special- purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no material impact on the Company's financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter "SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have a material impact on the Company's financial position or results of operations.
                                                                         28

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter "SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have a material impact on the Company's financial position or results of operations.


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

Derivative Instruments
----------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", and SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Standards No. 133 and 140". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.
                                                                         29
If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivative contracts to hedge existing risks or for speculative purposes. As of December 31, 2006 and 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Provision for Taxes
-------------------
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset. At December 31, 2006, the Company had deferred tax assets of approximately $32,600 principally arising from net operating loss carryforwards for income tax purposes calculated at an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at December 31, 2006 and 2005. The significant components of the Company's deferred tax assets at December 31, 2006 and 2005 were as follows:
                                                                         30
                                    December 31, 2006   December 31, 2005
                                    -----------------   -----------------
Net operating loss carryforward         $   95,800          $   70,800

Deferred tax asset                      $   32,600          $   24,000
Deferred tax asset valuation allowance     (32,600)            (24,000)
Net deferred tax asset                  $        -          $        -

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

NOTE 3 - PREFERRED AND COMMON STOCK

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

NOTE 4 - STOCK OPTION PLAN The Company's board of directors approved the adoption of the "2001 Non- Qualified Stock Option and Stock Appreciation Rights Plan" by unanimous consent on January 15, 2001. This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company's common stock may be subject to, or issued pursuant to, the terms of the plan. No options have been issued under the plan as of December 31, 2006.

NOTE 5 - COMMITMENTS AND CONTINGENCIES
                                                                         31

RENTAL AGREEMENT
----------------
The Company has a month-to-month rental agreement for office space in Spokane, Washington. The monthly rent is $300. Rent payments were $3,600 for each of the years ended December 31, 2006 and 2005.

NOTE 6 - RELATED PARTY TRANSACTIONS

The occasional usage of used computer equipment, provided to the Company by the Company's officers at no charge, is considered immaterial for financial reporting purposes.

The Company pays a 3% commission on every sale to each of the Company's three officers. Commissions unpaid, but accrued, are unsecured, payable upon demand and non-interest bearing. Commissions paid during the years ended December 31, 2006 and 2005 were $675 and $1,259, respectively.




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

"Disinterested Person" means a Non-Employee Director as defined in Rule 16b-3 of the Exchange Act of 1934, as amended.
                                                                           32
"Employee" shall mean any salaried employee of the Company or its Affiliates, including those employees who are officers of the Company or its Affiliates.

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

"Optionee" shall mean the recipient of an Incentive Stock Option or a Non-
 Statutory Stock Option.

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

3.    ADMINISTRATION.
                                                                         33
The Plan shall be administered by the Board; provided, however, that the Board may delegate all or any part of its authority to administer the Plan in its entirety or, with respect to any group or groups of persons eligible to receive Options hereunder, to such committee as the Board shall in its sole discretion determine. Such committee shall be composed of not fewer than two members (the "Committee"), all of the members of which Committee shall be Disinterested Persons, if required. Any Disinterested Person shall comply with the requirements of Rule 16b-3. The Board or its Committee may adopt, amend and rescind such rules and regulations for carrying out the Plan and implementing agreements and take such actions as it deems proper. The interpretation, construction and application by the Board or its Committee of any of the provisions of the Plan or any Option granted thereunder shall be final and binding on the Company, all Optionees, their legal representatives, and any person who may acquire an Option directly from an Optionee by permitted transfer, bequest or inheritance. Reference to administrative acts by the Board in the Plan shall also refer to acts by its Committee, unless the context otherwise indicates. Whether or not the Board has delegated administrative authority, the Board has the final power to determine all questions of policy or expediency that may arise in administration of the Plan.


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

                                                                         34
6.  TERMS AND CONDITIONS OF OPTIONS.

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


      The Board may permit deemed or constructive transfer of shares in lieu of actual transfer and physical delivery of certificates. Except to the extent prohibited by applicable law, the Board may take any necessary or appropriate steps in order to facilitate the payment of any such Option Price. Without limiting the foregoing, the Board may cause the Company to loan the Option Price to the Optionee or to guarantee that any Stock to be issued will be delivered to a broker or lender in order to allow the Optionee to borrow the Option Price. The Board, in its sole and exclusive discretion, may require satisfaction of any rules or conditions in connection with payment of the Option Price at any particular time, in any particular form, or with the Company's assistance. If Stock used to pay any Option Price is subject to any prior restrictions imposed in connection with any plan of the Company (including this Plan), an equal number of the shares of Stock acquired on exercise shall be made subject to such prior restrictions in addition to any further restrictions imposed on such Stock by the terms of the Optionee's Agreement or by the Plan.
                                                                            35

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

            (ii) If the Optionee does not exercise in any one (1) year period the full number of shares to which he or she is then entitled to exercise, the Optionee may exercise those shares in any subsequent year during the term of the Option.
                                                                            36

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

            (ii) The Board, in its sole and exclusive discretion, may make such equitable adjustments to the Plan and outstanding Options as it deems appropriate in order to preclude the dilution or enlargement of benefits under the Plan, upon exchange of all of the outstanding stock of the Company for a different class or series of capital stock or the separation of assets of the Company, including a spin-off or other distribution of stock or property by the Company.
                                                                            37

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

      (O) SECURITIES COMPLIANCE. The Company may require any Optionee, or any person to whom an Option is transferred under subsection 6(d), as a condition of exercising any such Option, (1) to give written assurances satisfactory to the Company as to the Optionee's knowledge and experience in financial and business matters and/or to employ a purchaser representative reasonably satisfactory to the Company who is knowledgeable and experienced in financial and business matters, and that he or she is capable of evaluating, alone or together with the purchaser representative, the merits and risks of exercising the Option; and (2) to give written assurances satisfactory to the Company stating that such person is acquiring the stock subject to the Option for such person's own account and not with any present intention of selling or otherwise distributing the stock. These requirements, and any assurances given pursuant to such requirements, shall be inoperative if (i) the issuance of the shares upon the exercise of the Option has been registered under a then currently effective registration statement under the Securities Act of 1933, as amended (the "Securities Act"), or (ii) as to any particular requirement, a determination is made by counsel for the Company that such requirement need not be met in the circumstances under the then applicable securities laws. Unless an Optionee could otherwise exercise a Stock Option or dispose of Stock delivered upon exercise of a Stock Option granted under the Plan without incurring liability under Section 16(b) of the Exchange Act, at least six months shall elapse from the date of acquisition of the Stock Option to the date of disposition of its underlying Stock.
                                                                           38

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

8.    AMENDMENT OF PLAN.

With respect to any shares at the time not subject to Options, the Board may from time to time, insofar as permitted by law, suspend or discontinue the Plan or revise or amend the Plan in any respect whatsoever, except that, without approval of the stockholders, no such revision or amendment shall change the number of shares for which Options may be granted under the Plan, except as provided in Section 6(l), change the designation of the class of persons eligible to receive Options under the Plan, materially increase the benefits accruing to Optionees under the Plan, or decrease the price at which Incentive Stock Options may be granted. Furthermore, without the approval of the stockholders, the Plan may not be amended in any manner that will cause Incentive Stock Options issued under it to fail to meet the requirements of "incentive stock options" as defined in Code Section 422. The Board may amend the Plan from time to time to the extent necessary to comply with any applicable law, rule or other regulatory requirement.
                                                                            39

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

                                                                            40