Form 10QSB
period 2007-03-31
APD ANTIQUITIES, INC.
filed 2007-05-22
CIK 1289046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 (Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No ___

As of March 31, 2007, there were 1,706,000 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ___No  X

APD ANTIQUITIES, INC.

INDEX

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheets as of March 31, 2007 (unaudited)

and December 31, 2006

            1

Statements of Operations (unaudited) for the three

months ended March 31, 2007 and 2006

            2

Statements of Changes in Stockholders’ Deficit

(unaudited) for the period ended March 31, 2007

            3

Statements of Cash Flows (unaudited) for the three

              months ended March 31, 2007 and 2006

           4

Condensed Notes to Financial Statements

           5

Item 2.

Plan of Operations

Item 3.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

APD ANTIQUITIES, INC.
BALANCE SHEETS

	March 31,
	2007	December 31,
	(unaudited)	2006

ASSETS
CURRENT ASSETS
Cash	$1,911	$51
Inventory	9,110	9,110
Accounts receivable – related party	-	-
Total Current Assets	11,021	9,161

TOTAL ASSETS	$11,021	9,161

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$10,960	$9,367
Commissions payable - related party	4,895	4,895
Total Current Liabilities	15,855	14,262

LONG-TERM LIABILITIES
Long-term loan payable	5,000	-
Long-term loan payable – related party	3,000	3,000
Total Long-Term Liabilities	8,000	3,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 5,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $0.001
par value; 1,706,000 shares issued and outstanding	1,706	1,706
Additional paid-in capital	85,994	85,994
Accumulated deficit	(100,534)	(95,801)
Total Stockholder's DEFICIT	(12,834)	(8,101)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,021	$9,161

See accompanying condensed notes to interim financial statements.

APD ANTIQUITIES, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2007	2006
	(unaudited)	(unaudited)

SALES	$-	$2,000

COST OF GOODS SOLD	-	1,176

GROSS PROFIT	-	824

EXPENSES
Marketing	120	40
Rent	900	945
General and administrative	100	105
Professional fees	3,613	3,000
Commissions	-	180
TOTAL EXPENSES	4,733	4,269

LOSS FROM OPERATIONS	(4,733)	(3,445)

LOSS BEFORE INCOME TAXES	(4,733)	(3,445)

INCOME TAXES	-	-

NET LOSS	$(4,733)	$(3,445)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	1,706,000	1,698,000

See accompanying condensed notes to interim financial statements

APD ANTIQUITIES, INC.
STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,733)	$(3,445)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in inventory	-	1,176
Increase (decrease) in accounts payable	1,593	(2,180)
Increase (decrease) in commissions payable	-	181
Net cash provided (used) by operating activities	(3,140)	(4,268)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in loan payable	5,000	-
Net cash provided (used) by financing activities	5,000	-

Change in cash	1,860	(4,268)

Cash, beginning of period	51	7,343

Cash, end of period	$1,911	$3,075

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying condensed notes to interim financial statements.

APD ANTIQUITIES, INC.

Condensed Notes to the Financial Statements

March 31, 2007

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

APD Antiquities, Inc. ("APD" or the "Company"), a Nevada corporation, was incorporated on July 23, 1996, and is a developmental stage company.  Its principal business strategy is to develop and engage in the business of acquiring, importing, marketing, and selling valuable antiquity and art items of Asian origin.  Examples of these items are such things as furniture, works of art, antiques, glass works, porcelain, statues, pottery, sculptures and other collectibles and collector items that have their origin in the Far East.  These collectibles and antiques will be acquired through a variety of agents and wholesale distribution sources in Hong Kong and the Peoples Republic of China. Acquisitions will be made by agents of APD and as the result of direct buying trips and direct contact wholesale companies located in several Asian countries.

The Company is currently in the process of building its inventory of products.  Asian antiquities and ancient art objects will be acquired and marketed on a direct basis, utilizing an Internet site and through auctions to other dealers and private collectors. Retail sales of products will be made from one retail store located in Spokane, Washington, pursuant to a consignment agreement with an existing retail outlet in the Spokane Central Business District.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Advertising Costs

Advertising costs, including costs for direct mailings, are expensed when incurred. During the three months ended March 31, 2007 and 2006 these costs were $120 and $320, respectively.

Fair Value of Financial Instruments

APD ANTIQUITIES, INC.

Condensed Notes to the Financial Statements

March 31, 2007

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2007 and 2006.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2007, the Company had a history of operating losses, an accumulated deficit of $100,534 and limited cash resources.  These conditions raise significant doubt about the Company’s ability to continue as a going concern.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations.  Management's plans are to seek additional capital through normal sales.  If necessary, the Company may sell common stock to provide additional cash to future operations and market development.  However, management has no plans to make a private offering of common stock at this time.

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

APD ANTIQUITIES, INC.

Condensed Notes to the Financial Statements

March 31, 2007

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Rental Agreement

The Company has a month-to-month rental agreement for office space in Spokane, Washington.  The monthly rent is $300.  At March 31, 2007, the Company has accrued rent payable of $4,500.

NOTE 4 – RELATED PARTY TRANSACTIONS

The occasional usage of used computer equipment, provided to the Company by the Company’s officers at no charge, is considered immaterial for financial reporting purposes.

The Company pays a 3% commission on every sale the Company’s officers.  Commissions unpaid, but accrued, are unsecured, payable upon demand and non-interest bearing.  Commissions accrued during the three months ended March 31, 2007 and 2006 were $0 and $4,400, respectively.

During the year ended December 31, 2006, an officer of the Company loaned the Company $3,000.  The unsecured loan bore no interest and is due on November 16, 2012. During the three months ended March 31, 2007, the Company has not paid on the loan.

NOTE 5 – NOTE PAYABLE

During the three months ended March 31, 2007, an outside party loaned the Company $5,000.  The unsecured loan due on December 31, 2010 has no stated interest, however the Company will accrue interest using LIBOR rate of 5.3%.

As of March 31, 2007, the Company has not recorded any interest, nor has it paid any balance of the outstanding principal.

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

As of March 31, 2007, we had a working capital deficit of $12,834, compared to a working capital deficit of $8,101 for the year ended December 31, 2006.  This must be read in conjunction with the notes to the financial statements of December 31, 2006.

Results of Operations

Results of operations for the three months ended March 31, 2007, compared to the three months ended March 31, 2006 are as follows:

Revenues

Total revenues amounted to $0.00 for the three months ended March 31, 2007 compared to $2,000 for the corresponding period in the prior year.

Operating Expenses

Costs and expenses amounted to $4,733 for the three months ended March 31, 2007 compared to $4,269 for the corresponding period in the prior year, an increase of $464. This increase was primarily the result of the Company ’s increased professional fees in the first  quarter of 2007.

Net Income or Loss

Net loss amounted to $4,733 for the three months ended March 31, 2007 compared to a net loss of $3,445 for the corresponding period in the prior year, an increase of $1,288.  The net loss increase is primarily due to a decrease in sales with consistent expenses.

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

No securities were issued during the three months ended March 31, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no submissions of matters to the vote of security holders in the period ended March 31, 2007.

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

APD ANTIQUITIES, INC.

BY: /s/ Cindy K. Swank -------------------------------------- Cindy K. Swank, President Chief Executive Officer, Chief Financial Officer Date: May 17, 2007