Form 10KSB/A
period 2006-12-31
APD ANTIQUITIES, INC.
filed 2007-08-15
CIK 1289046

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


RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

In June 2005, we issued an aggregate of 250,000 shares of common stock in a private placement at $.10 per share. The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) and Regulation D, Rule 506 of the Securities Act. Gross proceeds of $25,000 were paid to the Company in this private placement. No commission or finder's fee was paid in regards to this transaction.

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