Form 10QSB
period 2007-06-30
APD ANTIQUITIES, INC.
filed 2007-08-16
CIK 1289046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)
[ X ]
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2007

OR
[    ]
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number 000-50738

APD ANTIQUITIES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	91-1959986
State or jurisdiction of incorporation	(I.R.S Employer I.D No.)
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

As of June 30, 2007, there were 1,706,000 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ___No  X

APD ANTIQUITIES, INC.

APD ANTIQUITIES, INC.
BALANCE SHEETS

	June 30,
	2007	December 31,
	(unaudited)	2006
ASSETS
CURRENT ASSETS
Cash	$460	$51
Inventory	7,510	9,110
Total Current Assets	7,970	9,161

TOTAL ASSETS	$7,970	9,161

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$13,745	$9,367
Commissions payable - related party	5,201	4,895
Total Current Liabilities	18,946	14,262

LONG-TERM LIABILITIES
Long-term loan payable	5,000	-
Long-term loan payable - related party	3,000	3,000
Accrued interest	48
Total Long-Term Liabilities	8,048	3,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 5,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $0.001
par value; 1,706,000 shares issued and outstanding	1,706	1,706
Additional paid-in capital	85,994	85,994
Accumulated deficit	(106,724)	(95,801)
Total Stockholder's Deficit	(19,024)	(8,101)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,970	$9,161

See accompanying condensed notes to interim financial statements.

APD ANTIQUITIES, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
SALES	$3,400	$2,500	$3,400	$6,500

COST OF GOODS SOLD	1,600	2,124	1,600	3,300

GROSS PROFIT	1,800	376	1,800	3,200
EXPENSES
Marketing	120	280	160	320
Rent	900	1,515	1,800	2,460
General and administrative	771	790	871	894
Professional fees	5,925	6,823	9,538	9,823
Commissions	306	180	306	945
TOTAL EXPENSES	8,022	9,587	12,675	14,441

LOSS FROM OPERATIONS	(6,222)	(9,211)	(10,875)	(11,241)

OTHER INCOME (EXPENSE)
Interest expense	(24)	-	(48)	-
TOTAL OTHER INCOME (EXPENSE)	(24)	-	(48)	-

INCOME (LOSS) BEFORE INCOME TAXES	(6,246)	(9,211)	(10,923)	(11,241)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(6,246)	$(9,211)	$(10,923)	$(11,241)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ nil	$(0.01)	$ nil	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	1,706,000	1,698,000	1,706,000	1,689,000

See accompanying condensed notes to interim financial statements

APD ANTIQUITIES, INC.
STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,923)	$(11,241)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in inventory	1,600	(4,403)
Increase (decrease) in accounts payable	4,426	3,818
Increase (decrease) in commissions payable	306	945
Net cash provided (used) by operating activities	(4,591)	(10,882)

CASH FLOWS FROM INVESTING ACTIVITIES	-	4,423

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in loan payable	5,000	-
Net cash provided (used) by financing activities	5,000	-

Change in cash	409	(6,459)

Cash, beginning of period	51	6,591

Cash, end of period	$460	$132

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying condensed notes to interim financial statements.

APD ANTIQUITIES, INC.
Condensed Notes to the Financial Statements
June 30, 2007

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

APD Antiquities, Inc. ("APD" or the "Company"), a Nevada corporation, was incorporated on July 23, 1996. Its principal business strategy is to develop and engage in the business of acquiring, importing, marketing, and selling valuable antiquity and art items of Asian origin. Examples of these items are such things as furniture, works of art, antiques, glass works, porcelain, statues, pottery, sculptures and other collectibles and collector items that have their origin in the Far East. These collectibles and antiques will be acquired through a variety of agents and wholesale distribution sources in Hong Kong and the Peoples Republic of China. Acquisitions will be made by agents of APD and as the result of direct buying trips and direct contact wholesale companies located in several Asian countries.

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Advertising Costs
Advertising costs, including costs for direct mailings, are expensed when incurred. During the three months ended June 30, 2007 and 2006 these costs were $120 and $280, respectively.

APD ANTIQUITIES, INC.
Condensed Notes to the Financial Statements
June 30, 2007

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2007 and 2006.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 2007, the Company had a history of operating losses, an accumulated deficit of $106,724 and limited cash resources. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management's plans are to seek additional capital through normal sales. If necessary, the Company may sell common stock to provide additional cash to future operations and market development. However, management has no plans to make a private offering of common stock at this time.

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

APD ANTIQUITIES, INC.
Condensed Notes to the Financial Statements
June 30, 2007

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Rental Agreement
The Company has a month-to-month rental agreement for office space in Spokane, Washington. The monthly rent is $300. At June 30, 2007, the Company has accrued rent payable of $5,400.

NOTE 4 - RELATED PARTY TRANSACTIONS

The occasional usage of used computer equipment, provided to the Company by the Company’s officers at no charge, is considered immaterial for financial reporting purposes.

The Company pays a 3% commission on every sale the Company’s officers. Commissions unpaid, but accrued, are unsecured, payable upon demand and non-interest bearing. Commissions accrued during the six months ended June 30, 2007 and 2006 were $5,201 and $4,624, respectively.

During the year ended December 31, 2006, an officer of the Company loaned the Company $3,000. The unsecured loan bore no interest and is due on November 16, 2012. During the six months ended June 30, 2007, the Company has not paid on the loan.

NOTE 5 - NOTE PAYABLE

During the six months ended June 30, 2007, an outside party loaned the Company $5,000. The unsecured loan due on December 31, 2010 has no stated interest, however the Company will accrue interest using LIBOR rate of 5.3%.

As of June 30, 2007, the Company has accrued interest of $48 and has not paid any balance of the outstanding principal.

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

As of June 30, 2007, we had a working capital deficit of $10,796, compared to a working capital deficit of $5,101 for the year ended December 31, 2006.  This must be read in conjunction with the notes to the financial statements of December 31, 2006.

Results of Operations

Results of operations for the six months ended June 30, 2007, compared to the six months ended June 30, 2006 are as follows:

Revenues
Total revenues amounted to $3,400 for the six months ended June 30, 2007 compared to $6,500 for the corresponding period in the prior year.

Operating Expenses

Costs and expenses amounted to $12,675 for the six months ended June 30, 2007 compared to $14,441 for the corresponding period in the prior year, a decrease of $1,766. This decrease was primarily the result of the Company’s decreased professional fees in the second quarter of 2007.

Net Income or Loss

Net loss amounted to $10,923 for the six months ended June 30, 2007 compared to a net loss of $11,241 for the corresponding period in the prior year, a decrease of $318.  The net loss decrease is primarily due to a decrease in sales with consistent expenses.

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

No securities were issued during the three months ended June 30, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no submissions of matters to the vote of security holders in the period ended June 30, 2007.

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
Cindy K. Swank, President
Chief Executive Officer, Chief Financial Officer Date: August 8, 2007