Form 10QSB
period 2007-09-30
APD ANTIQUITIES, INC.
filed 2007-11-13
CIK 1289046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2007

OR

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

As of September 30, 2007, there were 1,706,000 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

APD ANTIQUITIES, INC.

APD ANTIQUITIES, INC.
BALANCE SHEETS

	September 30,
	2007	December 31,
	(unaudited)	2006

ASSETS
CURRENT ASSETS
Cash	$212	$51
Inventory	7,510	9,110
Total Current Assets	7,722	9,161

TOTAL ASSETS	$7,722	$9,161

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$17,857	$9,367
Commissions payable - related party	5,201	4,895
Total Current Liabilities	23,058	14,262

LONG-TERM LIABILITIES
Long-term loan payable	5,000	-
Long-term loan payable – related party	3,000	3,000
Accrued interest	154	-
Total Long-Term Liabilities	8,154	3,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 5,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $0.001
par value; 1,706,000 shares issued and outstanding	1,706	1,706
Additional paid-in capital	85,994	85,994
Accumulated deficit	(111,190)	(95,801)
Total Stockholder's Deficit	(23,490)	(8,101)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,722	$9,161

See accompanying condensed notes to interim financial statements.

APD ANTIQUITIES, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

SALES	$-	$3,000	$3,400	$7,500

COST OF GOODS SOLD	-	2,935	1,600	6,235

GROSS PROFIT	-	65	1,800	1,265

EXPENSES
Marketing	40	40	200	320
Rent	900	900	2,700	2,760
General and administrative	128	580	999	1,474
Professional fees	3,292	5,434	12,830	12,756
Commissions	-	(450)	306	675
TOTAL EXPENSES	4,360	6,503	17,035	17,985

LOSS FROM OPERATIONS	(4,360)	(6,438)	(15,235)	(16,720)

OTHER INCOME (EXPENSE)
Interest expense	(106)	-	(154)	-
TOTAL OTHER INCOME (EXPENSE)	(106)	-	(154)	-

INCOME (LOSS) BEFORE INCOME TAXES	(4,466)	(6,438)	(15,389)	(16,720)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(4,466)	$(6,438)	$(15,389)	$(16,720)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ nil	$(0.01)	$ nil	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	1,706,000	1,698,000	1,706,000	1,689,000

See accompanying condensed notes to interim financial statements

APD ANTIQUITIES, INC.
STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,389)	$(16,720)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in inventory	1,600	(1,068)
Increase in accounts payable – related party		(1,000)
Increase in interest payable	154
Increase (decrease) in accounts payable	8,490	2,191
Increase (decrease) in commissions payable	306	1,673
Net cash provided (used) by operating activities	(4,839)	(14,924)

CASH FLOWS FROM INVESTING ACTIVITIES	-	4,423

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock		4,030
Increase (decrease) in loan payable	5,000	-
Net cash provided (used) by financing activities	5,000	4,030

Change in cash	161	(6,471)

Cash, beginning of period	51	6,591

Cash, end of period	$212	$120

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying condensed notes to interim financial statements.

APD ANTIQUITIES, INC.
Condensed Notes to the Financial Statements
September 30, 2007

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Advertising Costs
Advertising costs, including costs for direct mailings, are expensed when incurred. During the nine months ended September 30, 2007 and 2006 these costs were $200 and $320, respectively.

APD ANTIQUITIES, INC.
Condensed Notes to the Financial Statements
September 30, 2007

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2007 and 2006.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2007, the Company had a history of operating losses, an accumulated deficit of $111,190 and limited cash resources. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management's plans are to seek additional capital through normal sales. If necessary, the Company may sell common stock to provide additional cash to future operations and market development. However, management has no plans to make a private offering of common stock at this time.

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

APD ANTIQUITIES, INC.
Condensed Notes to the Financial Statements
September 30, 2007

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Rental Agreement
The Company has a month-to-month rental agreement for office space in Spokane, Washington. The monthly rent is $300. At September 30, 2007, the Company has accrued rent payable of $5,100.

NOTE 4 – RELATED PARTY TRANSACTIONS

The occasional usage of computer equipment, provided to the Company by the Company’s officers at no charge, is considered immaterial for financial reporting purposes.

The Company pays a 3% commission on total sales to the Company’s officers. Commissions unpaid, but accrued, are unsecured, payable upon demand and non-interest bearing. Commissions accrued during the nine months ended September 30, 2007 and 2006 were $5,201 and $4,895, respectively.

During the year ended December 31, 2006, an officer of the Company loaned the Company $3,000. This unsecured loan bears no interest and is due on November 16, 2012. During the nine months ended September 30, 2007, the Company did not pay down the loan.

NOTE 5 – NOTE PAYABLE

During the nine months ended September 30, 2007, an outside party loaned the Company $5,000. The unsecured loan due on December 31, 2010 has no stated interest, however the Company will accrue interest using LIBOR rate of 5.3%.

As of September 30, 2007, the Company has accrued interest of $154 and has not paid any balance of the outstanding principal.

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

Liquidity and Capital Resources

The Companys already defined financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   APD uses cash and cash equivalents as its primary measure of liquidity.  Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

As of September 30, 2007, we had a working capital deficit of $15,336, compared to a working capital deficit of $5,101 for the year ended December 31, 2006.  This must be read in conjunction with the notes to the financial statements of December 31, 2006.

Results of Operations

Results of operations for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006 are as follows:

Revenues
Total revenues amounted to $3,400 for the nine months ended September 30, 2007 compared to $7,500 for the corresponding period in the prior year.

Operating Expenses

Costs and expenses amounted to $17,035 for the nine months ended September 30, 2007 compared to $17,985 for the corresponding period in the prior year, a decrease of $950. This decrease was primarily the result of the Company’s decreased general expense year to date.

Net Income or Loss

Net loss amounted to $15,389 for the nine months ended September 30, 2007 compared to a net loss of $16,720 for the corresponding period in the prior year, a decrease of $1,331.  The net loss decrease is primarily due to a decrease in sales with consistent expenses.

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

No securities were issued during the nine months ended September 30, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no submissions of matters to the vote of security holders in the period ended September 30, 2007.

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

Date: November 6, 2007