Form 10KSB
period 2007-12-31
APD ANTIQUITIES, INC.
filed 2008-04-11
CIK 1289046

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50738

APD ANTIQUITIES, INC.

(Name of Small Business Issuer Specified in Its Charter)

Nevada	91- 1959986
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1314 S. Grand Boulevard, Suite 2 - 250, Spokane, WA	99202
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (including area code): (509) 744-8590

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:
Common Stock, par value $.001
(Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

Issuer's revenues for the most recent fiscal year: $6,300.

The aggregate market value of the Registrant's Common Stock held by non- affiliates of the Registrant (483,000 shares) as of December 31,2007 was approximately $58,250 based upon $.25 per share, the price at which the stock was originally issued.

The Registrant had 1,731,000 shares of Common Stock outstanding as of December 31,2007.

DOCUMENTS INCORPORATED BY REFERENCE
Not Applicable.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

In accordance with the guidelines set forth by United States Securities and Exchange Commission in their recent review of the APD Antiquities, Inc. (hereinafter "We", the "Registrant" or the "Company") Form 10-KSB and subsequent financial statements and related disclosures contained within, for fiscal the year ended December 31, 2007, we have amended the Form 10-KSB as a result of inconsistencies in reference to rules in the Controls and Procedures, and the language in Section 302 Certification, as well as filing incorrect financial statements and omitting the auditors report which should have been included in the original filing.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

APD Antiquities, Inc. (hereinafter "We", the "Registrant" or the "Company") was incorporated in the State of Nevada on July 23, 1996.

APD Antiquities, Inc. is an e-Commerce based Company engaged in the business of acquiring and marketing antiques. As of December 31, 2007 our inventory consists of four antiques, with an inventory cost of $4,709.00. Retail sales of antiques and collectibles are primarily facilitated through our web site: http://www.apd-antiquities.com.

On December 27, 2004, APD Antiquities, Inc., a Nevada corporation and GCJ, Inc., ("GCJ") a Nevada corporation entered into to an Acquisition Agreement and Plan of Merger, whereby APD has acquired all the outstanding shares of common stock of GCJ from its sole stockholder in an exchange for $3,600 cash in a transaction where APD is the successor corporation. Pursuant to Rule 12g-3(g) of the General Rules and Regulations of the Securities and Exchange Commission, the APD Antiquities, Inc. is the successor issuer to GCJ for reporting purposes under the Securities Exchange Act of 1934, as amended (the "Act"). The purpose of this transaction was for APD Antiquities, Inc. to succeed to the registration status of GCJ under the Exchange Act pursuant to Rule 12g-3.

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

We have two primary sales and marketing strategies. The first is a direct sales approach via an Internet retail site. Originating from our corporate headquarters, we have contracted with a local Web Designer/Internet Service Provider (ISP) for the development and hosting of our retail web site. Upon accessing the site, interested parties are able to read about our Company, browse the some of the inventory items and place orders. Currently, two of our pieces can be viewed in our gallery at http://www.apd-antiquities. Utilizing the Internet has allowed us to market antiques on a global basis. At the current time, due to the expense associated with secure credit card transactions, we do not accept credit card orders via the web site.

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

For the year ended December 31, 2007, the Company sold two items with an average single item sales price of $3,150.00.

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

There is no assurance that we will be able to continue to realize profits for existing inventory or items purchased for resale in the future. Moreover, existing dealers may choose to compete with us in the same manner or in a more favorable format than that of the Company.

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

EMPLOYEES

As of that date of this filing, the Company has 2 part time independent, commissioned officers, including it executive officers, Ms. Swank and Mr. Edward Wong Wah On. No other outside business employs Ms. Swank at this time. Mr. Wong Wah On is currently employed by Anka Consultants Limited, a consultant service provider headquartered in Sheung Wan, Hong Kong. APD Antiquities, Inc. does not serve as either individual's primary source of income. Ms. Swank currently spends about twenty percent (20%) of her free time on our operations. Mr. Wong is currently only able to dedicate a few hours per week working on our operations and is the person primarily responsible for selecting and purchasing antiques and collectibles. Our bylaws do not establish a minimum time commitment expected of each officer. We have no employment agreements with Ms. Swank or Mr. Wong.

ITEM 2. PROPERTIES

The address of the principal office is: 1314 S. Grand Boulevard, Suite 2 - 250, Spokane, WA 99202. An unaffiliated party is providing approximately 1,250 square feet of office space on a month-to-month basis at the rate of $300 per month. The subleased space is currently fully utilized by our operation.

Management believes that this space is currently suitable for the Company's needs for an additional twelve (12) months.

Our officers own the computer equipment the Company utilizes.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 30, 2007 the Company held its annual meeting of shareholders for the following purposes: to elect three directors to serve until the next annual meeting of shareholders.

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

As of December 31, 2007 there were approximately 44 holders of record of the Company's Common Stock before calculating individual participants in security position listings pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934. The Company's transfer agent Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501, reported approximately 44 beneficial owners of 1,731,000 shares the Company's issued and outstanding common stock, as of December 31, 2007.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

In October 2007, we issued an aggregate of 25,000 shares of common stock in a private placement at $.50 per share. The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) and Regulation D, Rule 506 of the Securities Act. Gross proceeds of $12,500 were paid to the Company in this private placement. No commission or finder's fee was paid in regards to this transaction.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

APD Antiquities., Inc. is an e-Commerce based company engaged in the business of acquiring and marketing antiques. The Company expects to have smaller losses in 2008, but can give no assurance as to when and if it will become profitable. These losses and expenses may increase and fluctuate from quarter to quarter when and if the Company expands their marketing activities. There can be no assurance that the Company will achieve profitable operations.

The Company's existing cash position is not sufficient to support its operations. Accordingly, the Company is continuing to examine a range of possible funding sources, including additional strategic alliances, additional equity or debt private placements, the sale of existing assets, the possibility of entering into one or more business transactions that could involve the merger or sale of the Company and/or the sale of some or all of its assets. We do not currently have any contractual restrictions on our ability to incur debt. Any such indebtedness could contain covenants that would restrict our operations. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If equity or convertible debt securities are issued, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the Company's common stock. This effect is attributed to the fact that while additional shares of common stock are issued from the company treasury, the Company's earnings at that particular moment remain consistent and, therefore, the earnings per share decreases. If the Company is unsuccessful in these efforts, the Company will be required to curtail its ongoing operations. If the Company were unable to sufficiently curtail its costs in such a situation, it might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceeding or cease operations completely.

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

We have had minimal operations and very limited revenues. From inception we have accumulated an operating deficit of $119,940. For the year ended December 31, 2007, we had a net loss of $21,139 on gross revenues of $6,300 from the sale of a total of 2 antique items to 2 different customers with an average single antique sales price of $3,150. As of December 31, 2007, we had cash of $3,981, inventories of $4,709 and accounts receivable of zero for total current assets of $8,690. We have realized only minimal revenue from sales and had a net loss for the year ended December 31, 2007. We believe that we could experience negative operating cash flow for the foreseeable future as a result of significant increased spending on advertising, augmentation of inventory, etc.

The only development costs incurred since inception are with respect to finding suitable products that offer the Company potential for revenues and profits, as we market these products through our Web site.

Our ability to achieve profitable operations is subject to the validity of our assumptions and risk factors within the industry and pertaining to the Company.

LIQUIDITY AND CAPITAL RESOURCES

APD Antiquities, Inc. has limited assets. As of December 31, 2007, our assets consisted of cash of $3,981, inventories of $4,709 and accounts receivable of zero for total assets of $8,690.

The current President of the Company owns a total of 202,004 shares of the Company's authorized stock, which she paid $1,150 in cash. Additionally, a private placement offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1933, as amended, pursuant to Regulation D, Rule 504, of the Act. Between May 1, 1999 and May 24, 1999, we raised $51,000 through the sale of 51,000 thousand (51,000) shares of common stock in connection with the above-mentioned private placement offering, at a price of $1.00 per share, to forty (40) unaffiliated shareholders. On December 21, 2004, the Company implemented a 4 for 1 split of the common stock. In September of 2004, we raised $10,000 through the sale of forty thousand (40,000) shares of common stock at a price of $.25 per share, to one unaffiliated shareholder.

Perpetual inventory records kept by the Company contain inventory descriptions and the purchase costs of such inventory. Although each inventory item is unique, the majority of the Company's inventory consists of similar categories of antiques. With respect to the similar categories of antiques, current retail sales information provides the Company with ratios of its sales to cost of sales; the Company uses such information to assist it in substantiating that its inventory value does not exceed market value. The records for inventory categories are also periodically reviewed by management to determine if there has been any known auction or interdealer sales of similar antiques at reduced prices and to determine if a reduction in the inventory carrying value is needed. The Company's review of its inventory of antiques has shown a decline in market value below cost. Retail sales by the Company have, to date, been in excess of the purchase price for all items sold.

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

Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s accounting estimates principally concern the net reliability of its receivables and the marketability and value of its inventory. Actual results could differ from those estimates.

Inventories: Inventories are accounted for using the specific identification method, and stated at the lower of cost or market, with market representing the lower of replacement cost or estimated net realizable value. The Company has no insurance coverage on its inventory.

The Company has no inventory on consignment at December 31, 2007 or 2006. In the future, if the Company consigns inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the date hereof, the debt the Company has is with no variable or fixed interest, however, in the future we may incur debt or issue debt instruments. The fair market value of any future debt will be sensitive to changes in prevailing interest rates. The Company runs the risk that market rates will decline and the required payments will exceed those based on the current market rate. We do not use interest rate derivative instruments to manage our exposure to interest rate changes.

RESULTS OF OPERATIONS

FISCAL 2007 COMPARED TO FISCAL 2006

Total revenues decreased from $7,500 to $6,300 or 16% comparing the fiscal year ended December 31, 2007 to the fiscal year ended December 31, 2006. This decrease in revenue is attributed to the lack of time and focus of the president. The Company has capital restraints that have not allowed inventory augmentation and diversification, implementation of our marketing strategy, etc. Total cost of goods sold decreased from $6,235 in 2007 to $4,400 in 2006, which resulted in total decrease of $1,835 or 29% due to a decreased number of sales. The cost of antique and collectibles amounted to 84% of revenues for the 2007 fiscal year compared to 83.13% for fiscal 2006.

For the twelve months ending December 31, 2007, the Company reported a net loss of $21,139 on gross revenues of $6,300 with gross profit on sales of $1,900 compared to sales of $7,500, a gross profit of $1,265 and net loss of $24,009 in the year ended December 31, 2006. The Company incurred Operating Expenses of $21,139 in the year ended December 31, 2007 and $25,274 in the year ended December 31, 2006. This is a decrease of $4,120 from the year ending December 31, 2006 as compared to the year ended December 31, 2007. The major difference in the two periods being attributable to a decrease in commissions. The Company's year ended December 31, 2007 financial statements reflect adjustments and nonrecurring items of both revenue and costs and are not indicative of anticipated revenues which may be attained or expenditures which may be incurred by the Company in future periods.

The Company's independent public accountants have included explanatory paragraphs in their reports on the Company's financial statements for the years ended December 31, 2007 and 2006, which express substantial doubt about the Company's ability to continue as a going concern. As discussed in Footnote 2 to the Company's financial statements, included with this 10-KSB, the Company has suffered recurring losses from operations since inception and accumulated deficit that raises substantial doubt about its ability to continue as a going concern.

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

ITEM 8A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Our management, including our principal Executive Officer and our principal Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive and Chief Financial Officer, to allow timely decisions regarding required disclosures. As described below in the Management’s Report on Internal Control over Financial Reporting, management has reported material weaknesses in the internal control over financial reporting as of December 31, 2007. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2007 due to the reported material weaknesses.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINACIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of December 31, 2007 because fundamental elements of an effective control environment were missing or inadequate as of December 31, 2007, including a documented ethics or values statement, a code of conduct, and independent oversight and monitoring of financial reporting, financial reporting processes and procedures, and internal control procedures. At present, the Board of Directors is comprised entirely of individuals performing management functions. Because no Directors are independent, no Audit Committee has been established to which the Board could delegate its oversight responsibilities. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Additionally, due to the size of the Company, it was not possible to ensure adequate segregation of duties between incompatible functions, and management has not established or implemented monitoring procedures to mitigate this risk. Due to a lack of personnel, it was not possible to ensure that both routine and non-routine financial information was adequately analyzed and reviewed on a timely basis to detect misstatements, leading to identification by the auditors of required material adjustments to the financial statements.

Based on this assessment and the material weakness described above, management has concluded that as of December 31, 2007, our internal control over financial reporting was not effective based on criteria in Internal Control – Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies issued by the COSO.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Management intends to take the following steps to remediate the material weaknesses we identified as follows:

•	To the extent management is able to attract competent, independent Directors, the Board will delegate its oversight responsibilities to an Audit Committee of independent Directors.
•	We will adopt a code of conduct and ethics.
•	We will increase the oversight and review procedures of the board of directors with regard to financial reporting, financial reporting processes and procedures and internal control procedures.
•	We will segregate incompatible functions using existing personnel where possible or, given sufficient capital resources, we will contract additional personnel to perform those functions.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. Other Information.

None.

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

			Has Served as
			Director Continuously
Name	Age	Position with the Company	Since
Cindy K. Swank	52	President, Treasurer and Director	August 1999

Timothy J. Kuh	33	Vice President and Director	December 2004

Edward Wong Wah On	40	Secretary and Director	March 2003

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

Mr. Timothy J. Kuh, Vice President and director of APD Antiquities, Inc. was elected to these offices in December of 2004. Mr. Kuh obtained his Bachelor Degree in International Affairs from Eastern Washington University in 2004. Mr. Kuh was employed by Horizon/Alaska Airlines from 1999 until November 2004. He is currently employed by Triax Capital Management, Inc. as their operations manager. Mr. Kuh resides in Spokane, Washington and will assist the company in operations and administrative activities.

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

The Company has no knowledge that, as of the date of this filing, the Company's directors, executive officers and persons who own more than ten percent of the Company's Common Stock have filed an initial Form 3 or an annual Form 5.

ITEM 10. EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2007 and 2006, of those persons who were (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000. No person received compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

NAME AND				OTHER ANNUAL
PRINCIPAL POSITION	YEAR	SALARY	BONUS	COMPENSATION (1)
Cindy Swank	2007	$-0-	-0-	$-0-
President, Treasurer	2006	$-0-	-0-	$-0-
Chief Executive Officer	2005	$-0-	-0-	$1,326

*The officers/directors do not receive salaries but are to be compensated for sales generated on behalf of the Company. Compensation is based solely on bringing business to the Company. A nine percent (9%) commission is equally divided amongst the officers/directors for each sale made. Commissions were accrued, but not paid during the year ended December 31, 2007.

During the fiscal year ended December 31, 2007, no director received any compensation for attending meetings of the Board of Directors and the Company presently intends that the same will be the case for the fiscal year ended December 31, 2008. Directors are reimbursed, however, for reasonable expenses incurred on behalf of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of Common Shares beneficially owned, as of the date of this filing, by: (i) the beneficial owners of more than five percent of the Common Stock of the Company; (ii) all Directors of the Company; (iii) each of the named Executive Officers; and, (iv) all Officers and Directors of the Company as a group:

Name of		Amount of shares
Title of Class	Beneficial Owner of Shares	held by Owner	Percent of Class
common	Cindy Swank (1)	202,004	13.81%
common	Timothy Kuh (2)	2,000
common	Edward Wong (3)	400	2.76%
common	Raymond Kuh (4)	201,004	13.81%
common	All Executive Officers and Directors as a Group (3) persons (5)	204,404	13.84%

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

(5) Includes the shares of Common Stock beneficially owned by Ms. Swank, Mr. Kuh (2) and Mr. Wong Wah On.

Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At December 31, 2007 we had outstanding 1,731,000 shares of common stock.

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

The Company's officers/directors do not receive salaries but are being compensated for sales generated on behalf of the Company. Compensation is based solely on bringing business to the Company. A nine percent (9%) commission is equally divided amongst the officers/directors for each item sold. From inception the current corporate officer/director, Ms. Swank, was paid a total of $ 4,529.35 for sales arranged on behalf of the Company. Additionally, as a result of minimal revenue and operations, commissions were accrued during the year ended December 31, 2007 and commissions payable to Ms. Swank were accrued on our books during that fiscal year.

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

* Incorporated by reference to the Registrant's Registration Statement on Form 10SB, File No. 0-32345

(b) Reports on Form 8-K.

Form 8-K filed February 18, 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Williams & Webster, P.S., Certified Public Accountants, are the Company’s independent auditors to examine the financial statements of the Company for the fiscal year ending December 31, 2007. Williams & Webster, P.S. has performed the following services and has been paid the following fees for these fiscal years.

 Audit Fees. Aggregate fees billed for professional services rendered by Williams & Webster in connection with its audit of APD’s financial statements as of and for the years ended December 31, 2007, and 2006, its reviews of APD’s unaudited condensed consolidated interim financial statements, and for SEC consultations and filings were $15,674 and $17,319, respectively.

Audit-Related Fees. Williams & Webster, P.S. was not paid additional fees for the fiscal year ended December 31, 2006 and December 31, 2007 for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements.

 Tax Fees - Williams & Webster, P.S. was not paid any aggregate fees for the fiscal year 2007 for professional services rendered for tax compliance. We did not incur any fees and expenses from Williams & Webster, P.S. for the fiscal year 2006 for professional services rendered for tax compliance, tax advice and tax planning.

 All Other Fees - We did not incur any other fees and expenses from Williams & Webster, P.S. for the fiscal years 2006 and 2007 annual audits.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2008

APD ANTIQUITIES, INC.

By:	/s/ Cindy Swank
Cindy Swank President and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Cindy Swank
Cindy Swank
Director
Dated: April 1, 2008
/s/ Edward Wong Wah On
Edward Wong Wah On
Director
Dated: April 1, 2008

Board of Directors
APD Antiquities, Inc.
Spokane, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of APD Antiquities, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APD Antiquities, Inc. as of December 31, 2007 and 2006 and the results of its operations, stockholders equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants
Spokane, Washington
April 4, 2008

APD ANTIQUITIES, INC.
BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$3,981	$51
Inventory	4,709	9,110
Total Current Assets	8,690	9,161
TOTAL ASSETS	$8,690	$9,161

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$10,768	$9,367
Commissions payable - related party	5,462	4,895
Total Current Liabilities	16,230	17,262

LONG TERM LIABILITIES
Loan payable – related party	8,000	-
Note Payable	1,200
Total Long Term Liabilities	9,200

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 5,000,000 shares authorized, $0.001 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $0.001 par value; 1,731,000 and 1,698,000 shares issued and outstanding, respectively	1,731	1,706
Additional paid-in capital	98,469	85,994
Accumulated deficit	(116,940)	(95,801)
Total Stockholder's Equity (Deficit)	(16,741)	(8,101)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$8,690	$9,161

The accompanying notes are an integral part of these financial statements.

APD ANTIQUITIES, INC.
STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2007	2006

SALES	$6,300	$7,500

COST OF GOODS SOLD	4,400	6,235

GROSS PROFIT	1,900	1,265

EXPENSES
Marketing	280	439
Rent	3,600	3,660
General and administrative	1,033	2,230
Professional fees	17,559	17,895
Stock transfer fees	-	375
Commissions	567	675
TOTAL EXPENSES	23,039	25,274

LOSS FROM OPERATIONS	(21,139)	(24,009)

OTHER INCOME (EXPENSE)
Interest expense	-	-
TOTAL OTHER INCOME (EXPENSE)	-	-

LOSS BEFORE INCOME TAXES	(21,139)	(24,009)
INCOME TAXES	-	-
NET LOSS	$(21,139)	$(24,009)

NET LOSS PER COMMON SHARE,BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	1,708,083	1,700,833

The accompanying notes are an integral part of these financial statements.

APD ANTIQUITIES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2004	1,448,000	$1,448	$57,252	$(51,871)	$6,829

Common stock Issued for cash	250,000	250	24,750	-	25,000

Net loss for year ended December 31, 2005	-	-	-	(19,921)	(19,921)

Balance, December 31, 2005	1,698,000	1,698	82,002	(71,792)	11,908

Common stock issued for cash	8,000	8	3,992	-	4,000

Net loss for year ended December 31, 2006	-	-	-	(24,009)	(24,009)

Balance, December 31, 2006	1,706,000	$1,706	$85,994	$(95,801)	$(8,101)

Common stock Issued for cash	25,000	$25	$12,475	-	$12,500

Net loss for year ended December 31, 2007	-	-	-	$(21,139)	$(21,139)

Balance, December 31, 2007	1,731,000	$1,731	$98,469	$(116,940)	$(16,740)

The accompanying notes are an integral part of these financial statements.

APD ANTIQUITIES, INC.
STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,139)	$(24,009)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Decrease (increase) in inventory	4,401	3,354
Increase (decrease) in accounts payable	1,401	5,687
Increase (decrease) in commissions payable	567	676
Net cash provided (used) by operating activities	(14,769)	(14,292)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	6,200	3,000
Common stock issued for cash	12,500	4,000
Net cash provided by financing activities	18,700	7,000

Change in cash	3,930	(7,292)

CASH, BEGINNING OF PERIOD	51	7,343
CASH, END OF PERIOD	$3,981	$51

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

APD ANTIQUITIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”) which amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting FAS 160 on its financial position and results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“FAS 141R”) which replaces FAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of FAS 141R is prohibited. The Company is currently evaluating the impact, if any, of adopting FAS 141R on its financial position and results of operations.

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 “Employers” Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87,88,106, and 132(R)” (hereinafter :SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

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

Advertising Costs
Advertising costs, including costs for direct mailings, are expensed when incurred. During the year ended December 31, 2007 and 2006 these costs were $280 and $439, respectively.

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

As of December 31, 2007 and 2006, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments
The carrying amounts for cash, payables and accrued liabilities approximate their fair value.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2007, the Company had a history of operating losses, an accumulated deficit of $116,941 and limited cash resources. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management's plans are to seek additional capital through sales of its common stock. If necessary, the Company may sell common stock to provide additional cash to future operations and market development. However, management has no plans to make a private offering of common stock at this time.

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

The Company has no inventory on consignment at December 31, 2007 or 2006. In the future, if the Company consigns inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

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

At December 31, 2007, the Company had deferred tax assets of approximately $39,760 principally arising from net operating loss carry forwards for income tax purposes calculated at an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at December 31, 2007 and 2006.

The significant components of the Company’s deferred tax assets at December 31, 2007 and 2006 were as follows:

	December 31, 2007	December 31, 2006
Net operating loss carryforward	$116,940	$95,801

Deferred tax asset	$39,760	$32,600
Deferred tax asset valuation allowance	(39,760)	(32,600)
Net deferred tax asset	$-	$-

At December 31, 2007, the Company has net operating loss carryforwards of approximately $116,940, which expire in the years 2020 through 2027. The change in the allowance account from December 31, 2006 to December 31, 2007 was an increase of $7,160.

FIN 48 Disclosure
Effective December 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operation or liquidity. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended December 31, 2007, or during the prior three years applicable under FIN 48.

As a result of the adoption on FIN 48, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.

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

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. At December 31, 2007 and 2006, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

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

During the year ended December 31, 2007, the Company sold 25,000 shares of common stock in a private placement for cash of $12,500 ($0.50 per share).

APD ANTIQUITIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 4 – STOCK OPTION PLAN

The Company’s board of directors approved the adoption of the “2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan” by unanimous consent on January 15, 2001. This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan. No options have been issued under the plan as of December 31, 2007.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Rental Agreement

The Company has a month-to-month rental agreement for office space in Spokane, Washington. The monthly rent is $300. Rent payments were $ 0 and $3,600 for the years ended December 31, 2007 and 2006.

NOTE 6 – RELATED PARTY TRANSACTIONS

The occasional usage of used computer equipment, provided to the Company by the Company’s officers at no charge, is considered immaterial for financial reporting purposes.

The Company pays a 3% commission on every sale to each of the Company’s three officers. Commissions unpaid, but accrued, are unsecured, payable upon demand and non-interest bearing. Commissions paid during the years ended December 31, 2007 and 2006 were $0 and $675, respectively.