Form 10QSB
period 2008-03-31
APD ANTIQUITIES, INC.
filed 2008-05-21
CIK 1289046

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended
                             March 31, 2008
                             --------------

                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________ to __________

                     Commission file number 000-50738
                     --------------------------------

                            APD ANTIQUITIES, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

NEVADA                                                           91-1959986
--------------------------------------                  -------------------
State or jurisdiction of incorporation                  (I.R.S Employer I.D
or organization                                          No.)

              1314 S. Grand Blvd, Ste. 2-250, Spokane, WA 99202
              -------------------------------------------------
                  (Address of principal executive offices)

                              (509) 744-8590
                        ---------------------------
                        (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

As of March 31, 2008, there were 1,731,000 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                          APD ANTIQUITIES, INC.
                                   INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of March 31, 2008 (unaudited)
          and December 31, 2007                                       1

          Statements of Operations (unaudited) for the three
          months ended March 31, 2008 and 2007                        2

          Statements of Cash Flows (unaudited) for the three
          months ended March 31, 2008 and 2007                        3

          Condensed Notes to Financial Statements                     4

Item 2.   Plan of Operations                                          7

Item 3.   Controls and Procedures                                     8

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                            9

APD ANTIQUITIES, INC.
BALANCE SHEETS
-----------------------------------------------------------------------------

BALANCE SHEETS
                                              March 31,
                                                2008       December 31,
                                             (unaudited)      2007
                                             -----------  ------------
ASSETS

  CURRENT ASSETS
    Cash                                     $      651   $     3,981
    Inventory                                     4,709         4,709
                                             -----------  ------------
      Total Current Assets                        5,360         8,690
                                             -----------  ------------

  TOTAL ASSETS                               $    5,360   $     8,690
                                             ===========  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts payable                         $   19,022        10,768
    Commissions payable - related party           5,462         5,462
                                             -----------  ------------
      Total Current Liabilities                  24,484        16,230
                                             -----------  ------------

  LONG-TERM LIABILITIES
    Long-term loan payable                        9,200         9,200
                                             -----------  ------------
      Total Long-Term Liabilities                 9,200         9,200
                                             -----------  ------------

  COMMITMENTS AND CONTINGENCIES                       -             -
                                             -----------  ------------

  STOCKHOLDERS' EQUITY
    Preferred stock, 5,000,000 shares
      authorized, $0.001 par value;
      no shares issued and outstanding                -             -
    Common stock, 20,000,000 shares
      authorized; $0.001 par value
      1,731,000 shares
      issued and outstanding                      1,731         1,731
    Additional paid-in capital                   98,469        98,469
    Accumulated deficit                        (128,524)     (116,941)
                                             -----------  ------------
      Total Stockholders' Equity                (29,882)      (16,741)
                                             -----------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $    5,360   $     8,690
                                             ===========  ============

  See accompanying condensed notes to interim financial statements.

APD ANTIQUITIES, INC.
STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------


STATEMENTS OF OPERATIONS

                                              Three Months Ended
                                                   March 31,
                                              2008          2007
                                           (unaudited)   (unaudited)
SALES                                      $        -    $        -

COST OF GOODS SOLD                                  -             -

GROSS PROFIT                                        -             -

EXPENSES
  Marketing                                        80           120
  Rent                                            900           900
  General and administrative                      170           100
  Professional fees                            10,433         3,613
  Commissions                                       -             -
     TOTAL EXPENSES                            11,583         4,733

                  LOSS FROM OPERATIONS        (11,583)       (4,733)

                OTHER INCOME (EXPENSE)
                         Other expense              -             -
          TOTAL OTHER INCOME (EXPENSE)              -             -

     INCOME (LOSS) BEFORE INCOME TAXES        (11,583)       (4,733)

                          INCOME TAXES              -             -

                     NET INCOME (LOSS)     $  (11,583)   $   (4,733)

            NET LOSS PER COMMON SHARE,
                     BASIC AND DILUTED     $      nil    $      nil

            WEIGHTED AVERAGE NUMBER OF
                   COMMON STOCK SHARES
        OUTSTANDING, BASIC AND DILUTED      1,731,000     1,706,000

  See accompanying condensed notes to interim financial statements

APD ANTIQUITES, INC.
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS


                                                       Three Months Ended
                                                            March 31,
                                                    ------------------------
                                                        2008         2007
                                                    (unaudited)  (unaudited)
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $  (11,583)  $   (4,733)
  Adjustments to reconcile net loss
    to net cash provided (used) by operating
    activities:
  Decrease (increase) in inventory                           -            -
  Increase in accounts payable - related party               -            -
  Increase in interest payable                               -            -
  Increase (decrease) in accounts payable                8,253        1,593
  Increase (decrease) in commissions payable                 -            -
                                                    -----------  -----------
Net cash provided (used) by operating activities        (3,330)      (3,140)

CASH FLOWS FROM INVESTING ACTIVITIES                         -            -
                                                    -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in loan payable                        -        5,000
                                                    -----------  -----------
Net cash provided (used) by financing activities             -        5,000
                                                    -----------  -----------

Change in cash                                          (3,330)       1,860

Cash, beginning of period                                3,981           51
                                                    -----------  -----------

Cash, end of period                                 $      651   $    1,912
                                                    ===========  ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                     $        -   $        -
                                                    ===========  ===========
  Income taxes paid                                 $        -   $        -
                                                    ===========  ===========

  See accompanying condensed notes to interim financial statements.

APD ANTIQUITIES, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008
-----------------------------------------------------------------------------

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.


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

Advertising Costs
-----------------
Advertising costs, including costs for direct mailings, are expensed when incurred. During the three months ended March 31, 2008 and 2007 these costs were $80 and $120, respectively.

APD ANTIQUITIES, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008
-----------------------------------------------------------------------------

Fair Value of Financial Instruments
-----------------------------------
SFAS No. 157, Fair Value Measurements ("SFAS 157"), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2008.

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2008 and 2007.

Going Concern
-------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2008, the Company had a history of operating losses, an accumulated deficit of $128,524 and limited cash resources. These conditions raise significant doubt about the Company's ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management's plans are to seek additional capital through normal sales. If necessary, the Company may sell common stock to provide additional cash to future operations and market development. However, management has no plans to make a private offering of common stock at this time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Revenue Recognition
-------------------
Revenues from retail sales are recognized at the time the products are delivered.

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

Use of Estimates
----------------
The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

APD ANTIQUITIES, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2008
-----------------------------------------------------------------------------


NOTE 3 - COMMITMENTS AND CONTINGENCIES

Rental Agreement
----------------
The Company has a month-to-month rental agreement for office space in Spokane, Washington. The monthly rent is $300. At March 31, 2008, the Company has accrued rent payable of $6,900.


NOTE 4 - RELATED PARTY TRANSACTIONS

The occasional usage of used computer equipment, provided to the Company by the Company's officers at no charge, is considered immaterial for financial reporting purposes.

The Company pays a 3% commission on total sales to the Company's officers. Commissions unpaid, but accrued, are unsecured, payable upon demand and non-interest bearing. No commissions were accrued during the three months ended March 31, 2008 and 2007, respectively.

During the year ended December 31, 2006, an officer of the Company loaned the Company $3,000. The unsecured loan bore no interest and is due on November 16, 2012. During the three months ended March 31, 2008, the Company has not paid on the loan.


NOTE 5 - NOTE PAYABLE

During the three months ended March 31, 2008, an outside party loaned the Company $5,000. The unsecured loan due on December 31, 2010 has no stated interest, however the Company will accrue interest using LIBOR rate of 5.3%.

As of March 31, 2008, the Company has not paid any balance of the outstanding principal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein. This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

APD Antiquities, Inc.'s (the "Company" or "APD") financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. APD uses cash and cash equivalents as its primary measure of liquidity. Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

As of March 31, 2008, we had a working capital deficit of $19,124, compared to a working capital deficit of $7,541 for the year ended December 31, 2007. The working capital deficit is outlined in the notes to the financial statements of December 31, 2007.

Results of Operations

Results of operations for the three months ended March 31, 2008, compared to the three months ended March 31, 2007 are as follows:

Revenues

Total revenues amounted to $0 for the three months ended March 31, 2008 compared to $0 for the corresponding period in the prior year.

Operating Expenses

Costs and expenses amounted to $11,583 for the three months ended March 31, 2008 compared to $4,733 for the corresponding period in the prior year, an increase of $6,850. This increase was primarily the result of the Company's increased professional fees in the first quarter of 2008.

Net Income or Loss

Net loss amounted to $11,583 for the three months ended March 31, 2008 compared to a net loss of $4,733 for the corresponding period in the prior year, an increase of $6,850. The net loss increase is primarily due to an increase in professional fees.

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

ITEM 3. CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of December 31, 2007, relating to fundamental elements of an effective control environment and inadequate segregation of duties and monitoring and review activities described in the 2007 Annual Report on Form 10-KSB, the Company's management concluded that, as of March 31, 2008, the Company's disclosure controls and procedures were ineffective.

In addition, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Registrant is not currently involved in any litigation.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No securities were issued during the three months ended March 31, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no submissions of matters to the vote of security holders in the period ended March 31, 2008.

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

Date: May 19, 2008