Form 10-Q
period 2008-06-30
APD ANTIQUITIES, INC.
filed 2008-08-14
CIK 1289046

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended
                             June 30, 2008
                             -------------

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act)  Yes  [X]  No [ ]

As of June 30, 2008, there were 1,731,000 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                          APD ANTIQUITIES, INC.
                                   INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of June 30, 2008 (unaudited)
          and December 31, 2007                                       1

          Statements of Operations (unaudited) for the six
          months ended June 30, 2008 and 2007                         2

          Statements of Cash Flows (unaudited) for the six
          months ended June 30, 2008 and 2007                         3

          Condensed Notes to Financial Statements                     4

Item 2.   Plan of Operations                                          7

Item 3.   Controls and Procedures                                     8

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                            9

APD ANTIQUITIES, INC.
BALANCE SHEETS
-----------------------------------------------------------------------------

BALANCE SHEETS
                                              June 30,
                                                2008       December 31,
                                             (unaudited)      2007
                                             -----------  ------------
ASSETS

  CURRENT ASSETS
    Cash                                     $      295   $     3,981
    Inventory                                     4,709         4,709
                                             -----------  ------------
      Total Current Assets                        5,004         8,690
                                             -----------  ------------

  TOTAL ASSETS                               $    5,004   $     8,690
                                             ===========  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts payable                         $   26,806        10,768
    Commissions payable - related party           5,462         5,462
                                             -----------  ------------
      Total Current Liabilities                  32,268        16,230
                                             -----------  ------------

  LONG-TERM LIABILITIES
    Long-term loan payable                        5,000         5,000
    Loan payable - related party                  4,200         4,200
                                             -----------  ------------
      Total Long-Term Liabilities                 9,200         9,200
                                             -----------  ------------

  COMMITMENTS AND CONTINGENCIES                       -             -
                                             -----------  ------------

  STOCKHOLDERS' DEFICIT
    Preferred stock, 5,000,000 shares
      authorized, $0.001 par value;
      no shares issued and outstanding                -             -
    Common stock, 20,000,000 shares
      authorized; $0.001 par value
      1,731,000 shares
      issued and outstanding                      1,731         1,731
    Additional paid-in capital                   98,469        98,469
    Accumulated deficit                        (136,664)     (116,940)
                                             -----------  ------------
      Total Stockholders' Equity                (36,464)      (16,741)
                                             -----------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $    5,004   $     8,690
                                             ===========  ============

  See accompanying condensed notes to interim financial statements.

APD ANTIQUITIES, INC.
STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------


STATEMENTS OF OPERATIONS

                            Three Months Ended          Six Months Ended
                                  June 30,                  June 30,
                          ------------------------  ------------------------
                             2008         2007         2008         2007
                          (unaudited)  (unaudited)  (unaudited)  (unaudited)
                          -----------  -----------  -----------  -----------
SALES                     $        -   $    3,400   $        -   $    3,400

COST OF GOODS SOLD                 -        1,600            -        1,600
                          -----------  -----------  -----------  -----------

GROSS PROFIT                       -        1,800            -        1,800
                          -----------  -----------  -----------  -----------

EXPENSES
  Marketing                      120          120          200          160
  Rent                           900          900        1,800        1,800
  General and administrative     994          771        1,164          871
  Professional fees            6,126        5,925       16,559        9,538
  Commissions                      0          306            0          306
                          -----------  -----------  -----------  -----------
     TOTAL EXPENSES            8,140        8,022       19,723       12,675

     LOSS FROM OPERATIONS     (8,140)      (6,222)     (19,723)     (10,875)

   OTHER INCOME (EXPENSE)
         Interest expense                     (24)                      (48)
                          -----------  -----------  -----------  -----------
TOTAL OTHER INCOME (EXPENSE)                  (24)                      (48)

INCOME (LOSS) BEFORE
  INCOME TAXES                (8,140)      (6,246)     (19,723)     (10,923)

             INCOME TAXES          -            -            -            -
                          -----------  -----------  -----------  -----------

        NET INCOME (LOSS) $   (8,140)  $   (6,246)  $  (19,723)  $  (10,923)
                          ===========  ===========  ===========  ===========

NET LOSS PER COMMON SHARE,
        BASIC AND DILUTED $    (0.01)  $    (0.01)  $    (0.01)  $    (0.01)
                          ===========  ===========  ===========  ===========

WEIGHTED AVERAGE NUMBER OF
      COMMON STOCK SHARES
   OUTSTANDING, BASIC AND
                  DILUTED  1,731,000    1,706,000    1,731,000    1,706,000
                          ===========  ===========  ===========  ===========

  See accompanying condensed notes to interim financial statements

APD ANTIQUITES, INC.
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS


                                                        Six Months Ended
                                                            June 30,
                                                    ------------------------
                                                        2008         2007
                                                    (unaudited)  (unaudited)
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $  (19,723)  $  (10,617)
  Adjustments to reconcile net loss
    to net cash provided (used) by operating
    activities:
  Decrease (increase) in inventory                           -        1,600
  Increase in accounts payable - related party
  Increase in interest payable
  Increase (decrease) in accounts payable               16,037        4,378
  Increase (decrease) in commissions payable                 -          306
                                                    -----------  -----------
Net cash provided (used) by operating activities        (3,686)      (4,333)

CASH FLOWS FROM INVESTING ACTIVITIES                         -            -
                                                    -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in loan payable                        -        5,000
                                                    -----------  -----------
Net cash provided (used) by financing activities             -        5,000
                                                    -----------  -----------

Change in cash                                          (3,686)         409

Cash, beginning of period                                3,981           51
                                                    -----------  -----------

Cash, end of period                                 $      295   $      460
                                                    ===========  ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                     $        -   $        -
                                                    ===========  ===========
  Income taxes paid                                 $        -   $        -
                                                    ===========  ===========

  See accompanying condensed notes to interim financial statements.

APD ANTIQUITIES, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008
-----------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

APD Antiquities, Inc. ("APD" or the "Company"), a Nevada corporation, was incorporated on July 23, 1996. Its principal business is acquiring, importing, marketing, and selling valuable antiquity and art items of Asian origin. Examples of these items are such things as furniture, works of art, antiques, glass works, porcelain, statues, pottery, sculptures and other collectibles and collector items that have their origin in the Far East. These collectibles and antiques will be acquired through a variety of agents and wholesale distribution sources in Hong Kong and the Peoples Republic of China. Acquisitions will be made by agents of APD and as the result of direct buying trips and direct contact wholesale companies located in several Asian countries.

These unaudited interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by Generally Accepted Accounting Principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending
December 31, 2008.


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

Advertising Costs
-----------------
Advertising costs, including costs for direct mailings, are expensed when incurred. During the six months ended June 30, 2008 and 2007 these costs were $200 and $160, respectively.

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

APD ANTIQUITIES, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008
-----------------------------------------------------------------------------

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2008.

Going Concern
-------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 2008, the Company had a history of operating losses, an accumulated deficit of $136,664 and limited cash resources. These conditions raise significant doubt about the Company's ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management's plans are to seek additional capital through Company inventory sales. If necessary, the Company may sell common stock to provide additional cash for future operations and market development.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Revenue Recognition
-------------------
Revenues from retail sales are recognized at the time the products are delivered.

Although the Company does not provide a written warranty on its items sold, the Company will refund the purchase price paid to any customer in those instances when an item sold is proven to be non-authentic. In a majority of instances, the Company receives a certificate of authenticity for items purchased from its vendors and is reasonably assured as to the provenance of its products. Since inception, the Company has made no refunds for the sale of any non-authentic items nor has the Company received any claims or notice of prospective claims relating to such items. Accordingly, the Company has not established a sales return reserve.

If a product proves not to be authentic, the Company would give a full refund to the purchaser and record a charge for sales returns.

Use of Estimates
----------------
The preparation of financial statements in accordance with Generally Accepted Accounting Principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

APD ANTIQUITIES, INC.
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008
-----------------------------------------------------------------------------

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Rental Agreement
----------------
The Company has a month-to-month rental agreement for office space in Spokane, Washington. The monthly rent is $300. At June 30, 2008, the Company has accrued rent payable of $7,800.


NOTE 4 - RELATED PARTY TRANSACTIONS

The Company accrues a 3% commission on every sale to each of the Company's three officers. Commissions unpaid, but accrued, are unsecured, payable upon demand and non-interest bearing. No commissions were accrued during the six months ended June 30, 2008 and $306 were accrued during the six months ended June 30, 2007.

During the year ended December 31, 2007, related parties loaned the Company $4,200. The unsecured loans bore no interest. The $3,000 loan is due in full on March 31, 2010 and the $1,200 loan is due in full on November 16, 2012. During the six months ended June 30, 2008, the Company has not paid on the loans.

NOTE 5 - NOTE PAYABLE

As of June 30, 2008, loans to the Company totaled $9,200. Of this total, $4,200 represent loans from related parties. The details concerning these loans are described in NOTE 4 - Related Party Transactions. The remaining $5,000 was loaned to the Company on February 26, 2007. All of the loans are non-interest bearing. The $5,000 loan is unsecured has a due date of December 31, 2010. During the six months ended June 30, 2008, the Company has not paid on the loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION OR PLAN OF OPERATION

The matters discussed in this Form 10-Q contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-Q and other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein. This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in the report.

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

As of June 30, 2008, we had a working capital deficit of $27,264, compared to a working capital deficit of $7,540 for the year ended December 31, 2007. This must be read in conjunction with the notes to the audited financial statements of December 31, 2007.

Results of Operations

Results of operations for the six months ended June 30, 2008, compared to the six months ended June 30, 2007 are as follows:

Revenues
Total revenues amounted to $0 for the six months ended June 30, 2008 compared to $3,400 for the corresponding period in the prior year.

Operating Expenses

Costs and expenses amounted to $19,723 for the six months ended June 30, 2008 compared to $12,675 for the corresponding period in the prior year, an increase of $7,048. This increase was primarily the result of the Company's increased professional fees in the first and second quarter of 2008.

Net Income or Loss

Net loss amounted to $19,723 for the six months ended June 30, 2008 compared to a net loss of $10,923 for the corresponding period in the prior year, an increase of $8,800. The net loss increase is primarily due to an increase in professional fees.

Plan of Operations

Since commencement of operations in 1999, APD Antiquities, Inc. is in its initial operational stage as an e-Commerce based company engaged in the business of acquiring and marketing antiques and collectible items, focusing our attention on high quality pieces from the Far East. Our current plan of operation for the next 12 months involves meeting any demand for potential clientele who are in the market for antiques. The Company expects to raise additional funds to be used as operating capital with a view to expand the current business. If necessary, the Company may sell common stock to provide additional cash for future operations and market development.

ITEM 3. CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of December 31, 2007, relating to fundamental elements of an effective control environment and inadequate segregation of duties and monitoring and review activities described in the 2007 Annual Report on Form 10-KSB, the Company's management concluded that, as of June 30, 2008, the Company's disclosure controls and procedures were ineffective.

In addition, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                       PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Registrant is not currently involved in any litigation.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No securities were issued during the six months ended June 30, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no submissions of matters to the vote of security holders in the period ended June 30, 2008.

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

31.1     Sarbanes-Oxley Section 302(a) Certification

32.1     Sarbanes-Oxley Section 906 Certification



(b) Reports on Form 8-K:

February 4, 2005: Dismissal of Beckstead and Watts; LLP and appointment of Williams and Webster, P.S. as independent accountant.

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

Date: August 8, 2008