Form 10-Q
period 2008-09-30
APD ANTIQUITIES, INC.
filed 2008-11-19
CIK 1289046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[ X ]

X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2008

OR

[    ]

__   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of September 30, 2008, there were 1,756,000 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ___No  X

APD ANTIQUITIES, INC.

INDEX

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements                                                                           3

Balance Sheets as of September 30, 2008 (unaudited)

and December 31, 2007

3

Statements of Operations (unaudited) for the nine

months ended September  30, 2008 and 2007

5

Statements of Cash Flows (unaudited) for the nine

              months ended September 30, 2008 and 2007

5

Condensed Notes to Financial Statements

6

Item 2.

Plan of Operations

11

Item 3.

Controls and Procedures

12

PART II.

OTHER INFORMATION

12

Item 6.

Exhibits and Reports on Form 8-K

13

APD ANTIQUITIES, INC.
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$8,813	$3,981
Inventory	4,709	4,709
Total Current Assets	13,522	8,690

TOTAL ASSETS	$13,522	8,690

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$29,304	$10,768
Commissions payable - related party	5,462	5,462
Total Current Liabilities	34,766	16,230

LONG-TERM LIABILITIES
Long-term loan payable	5,000	5,000
Loan payable – related party	4,200	4,200
Total Long-Term Liabilities	9,200	9,200

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 5,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $0.001
par value; 1,756,000 and 1,731,000 shares issued and outstanding respectively	1,756	1,731
Additional paid-in capital	110,944	98,469
Accumulated deficit	(143,144)	(116,940)
Total Stockholder's Deficit	(30,444)	(16,741)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,522	$8,690

See accompanying condensed notes to interim financial statements.

APD ANTIQUITIES, INC.
STATEMENTS OF OPERATIONS
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

SALES	$-	$-	$-	$3,400

COST OF GOODS SOLD	-	-	-	1,600

GROSS PROFIT	-	-	-	1,800

EXPENSES
Marketing	120	40	320	200
Rent	900	900	2,700	2,700
General and administrative	17	128	1,182	999
Professional fees	5,443	3,293	22,001	12,830
Commissions	-	-	-	306
TOTAL EXPENSES	6,480	4,360	26,203	17,035

LOSS FROM OPERATIONS	(6,480)	(4,360)	(26,203)	(15,235)

OTHER INCOME (EXPENSE)
Interest expense	-	(24)	-	(72)
TOTAL OTHER INCOME (EXPENSE)	-	(24)	-	(728)

INCOME (LOSS) BEFORE INCOME TAXES	(6,480)	(4,384)	(26,203)	(15,307)

INCOME TAXES	-	-	-	-

NET (LOSS)	$(6,480)	$(4,384)	$(26,203)	$(15,307)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	1,739,967	1,706,000	1,734,022	1,706,000

See accompanying condensed notes to interim financial statements

APD ANTIQUITIES, INC.
STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,203)	$(15,307)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in inventory	-	1,600
Increase in accounts payable – related party		-
Increase in interest payable	-	72
Increase (decrease) in accounts payable	18,536	8,490
Increase (decrease) in commissions payable	-	306
Net cash provided (used) by operating activities	(7,668)	(4,839)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	12,500
Increase (decrease) in loan payable	-	5,000
Net cash provided (used) by financing activities	12,500	5,000

Change in cash	4,832	161

Cash, beginning of period	3,981	51

Cash, end of period	$8,813	$212

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying condensed notes to interim financial statements.

APD ANTIQUITIES, INC.

Condensed Notes to the Financial Statements

September 30, 2008

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

These unaudited interim financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by Generally Accepted Accounting Principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Advertising Costs

Advertising costs, including costs for direct mailings, are expensed when incurred. During the nine months ended September 30, 2008 and 2007 these costs were $320 and $200, respectively.

Fair Value of Financial Instruments

SFAS No. 157, Fair Value Measurements (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

APD ANTIQUITIES, INC.

Condensed Notes to the Financial Statements

September 30, 2008

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2008.  The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2008.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2008, the Company had a history of operating losses, an accumulated deficit of $143,144 and limited cash resources.  These conditions raise significant doubt about the Company’s ability to continue as a going concern.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations.  Management's plans are to seek additional capital through Company inventory sales.  If necessary, the Company may sell common stock to provide additional cash for future operations and market development.

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

APD ANTIQUITIES, INC.

Condensed Notes to the Financial Statements

September 30, 2008

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Rental Agreement

The Company has a month-to-month rental agreement for office space in Spokane, Washington.  The monthly rent is $300.  At September 30, 2008, the Company has accrued rent payable of $8,100.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company accrues a 3% commission on every sale to each of the Company’s three officers.  Commissions unpaid, but accrued, are unsecured, payable upon demand and non-interest bearing.  No commissions were accrued during the nine months ended September 30, 2008 and $306 were accrued during the nine months ended September 30, 2007.

During the year ended December 31, 2007, related parties loaned the Company $4,200.  The unsecured loans bear no interest.  The $3,000 loan is due in full on March 31, 2010 and the $1,200 loan is due in full on November 16, 2012. During the nine months ended September 30, 2008, the Company has not paid on the loans.

NOTE 5 – NOTE PAYABLE

As of September 30, 2008, loans to the Company totaled $9,200.  Of this total, $4,200 represent loans from related parties.  See Note 4. The remaining $5,000 was loaned to the Company on February 26, 2007.  All of the loans are non-interest bearing. The $5,000 loan is unsecured has a due date of December 31, 2010. During the nine months ended September 30, 2008, the Company has not paid on the loans.

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

As of September 30, 2008, we had a working capital deficit of $21,244, compared to a working capital deficit of $7,540 for the year ended December 31, 2007.  This must be read in conjunction with the notes to the audited financial statements of December 31, 2007.

Results of Operations

Results of operations for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007 are as follows:

Revenues

Total revenues amounted to $0 for the nine months ended September 30, 2008 compared to $3,400 for the corresponding period in the prior year.

Operating Expenses

Costs and expenses amounted to $26,203 for the nine months ended September 30, 2008 compared to $15,235 for the corresponding period in the prior year, an increase of $10,968. This increase was primarily the result of the Company’s increased professional fees in 2008.

Net Income or Loss

Net loss amounted to $26,203 for the nine months ended September 30, 2008 compared to a net loss of $15,307 for the corresponding period in the prior year, an increase of $10,896. The net loss increase is primarily due to an increase in professional fees.

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

ITEM 3. CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of December 31, 2007, relating to fundamental elements of an effective control environment and inadequate segregation of duties and monitoring and review activities described in the 2007 Annual Report on Form 10-KSB, the Company’s management concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were ineffective.

In addition, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Registrant is not currently involved in any litigation.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended September 30, 2008, the Company sold 25,000 shares of common stock in a private placement for cash of $12,500 ($0.50 per share).

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no submissions of matters to the vote of security holders in the period ended September 30, 2008.

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: 31.1 Sarbanes-Oxley Section 302(a) Certification 32.1 Sarbanes-Oxley Section 906 Certification

(b) Reports on Form 8-K:  already filed previously

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APD ANTIQUITIES, INC.

BY: /s/ Cindy K. Swank -------------------------------------- Cindy K. Swank, President Chief Executive Officer, Chief Financial Officer Date: November 19, 2008

11