Form 10-K
period 2008-12-31
APD ANTIQUITIES, INC.
filed 2009-05-13
CIK 1289046

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50738

APD ANTIQUITIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	91- 1959986
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1314 S. Grand Boulevard, Suite 2 - 250, Spokane, WA	99202
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, (including area code):  (509) 744-8590

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

Common Stock, par value $.001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [  ]  NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES [  ]  NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]  NO [   ]

Indicate by check mark if there disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “larger accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [   ]

Accelerated filer [   ]

Non- accelerated filer [   ]        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (1,781,000 shares) as of December 31, 2008 was approximately $356,200 based upon $0.020 per share, the last price at which the stock was issued.  The shares of our company are currently listed on the OTC Bulletin Board.

The Registrant had 2,336,000 shares of Common Stock outstanding as of April 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

14A Proxy Statement was filed on December 22, 2008 and is referenced in Item 4 of this Form 10-K.

FORWARD LOOKING STATEMENTS

This Report on Form 10-K and the documents incorporated by reference include “forward-looking statements”. To the extent that the information presented in this Report on Form 10-K discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These include, among others, the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” sections of this Report on Form 10-K. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this prospectus, you should keep in mind the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” sections below, and other sections of this Report on Form 10-K.

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. There are many factors that could cause actual results to differ materially from the forward looking statements. For a detailed explanation of such risks, please see the section entitled “Risk Factors” beginning on page 10 of this Report on Form 10-K. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes included in this Report on Form 10-K and the section entitled “Management’s Discussion and Analysis or Plan of Operation” included in this Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Business Development

APD Antiquities, Inc. (hereinafter "We", the "Registrant" or the "Company") was incorporated in the State of Nevada on July 23, 1996.

APD Antiquities, Inc. is an e-Commerce based Company engaged in the business of acquiring and marketing antiques. As of December 31, 2008 our inventory consists of four antiques, with an inventory cost of $4,709.00. Retail sales of antiques and collectibles are primarily facilitated through our website: www.apd-antiquities.com.

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

In order to catalogue our inventory, we utilize a computerized inventory control system. The computer system allows our sales staff to quickly identify and obtain information about every antique in inventory. In addition, our sales staff can obtain digital images of the antiques from our website to exhibit to customers.

Clientele

Our marketing efforts principally target individuals who have appreciated or collected antiques and collectibles, but who may not be aware of the availability of antiques for purchase. In addition, antique collectors, interior decorators, interior designers, private clients and corporations are being targeted as these groups may have an appreciation for antiques or collectibles.

We have two primary sales and marketing strategies. The first is a direct sales approach via an Internet retail site. Originating from our corporate headquarters, we have contracted with a local Web Designer/Internet Service Provider (ISP) for the development and hosting of our retail website. Upon accessing the site, interested parties are able to read about our Company, browse the some of the inventory items and place orders. Currently, two of our pieces can be viewed in our gallery at www.apd-antiquities.com. Utilizing the internet has allowed us to market antiques on a global basis. At the current time, due to the expense associated with secure credit card transactions, we do not accept credit card orders via the website.

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

For the year ended December 31, 2008, the Company sold no items and recorded no revenues.

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

Barriers to entry into the market of sales of Asian antiques and collectibles are relatively low, and current and new competitors can launch new sites at relatively low costs using commercially available software. We potentially compete with a number of other companies marketing similar antiquities over the Internet. Pressures created by our competitors could have a material adverse effect on our business, results of operations and financial condition. We believe that the principal competitive factors in our market are volume and selection of goods, population of buyers and sellers, customer service, reliability of delivery and payment by users, brand recognition, Website convenience and accessibility, price, quality of search tools and system reliability. Some of our potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources. In addition, other online trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. Therefore, some of our competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies, and devote substantially more resources to Website and systems development, or may try to attract traffic by offering incentives such as free products and/or services. Increased competition may result in reduced operating margins, loss of market share and diminished value in the Company brand.

As a strategic response to changes in the competitive environment, we may, from time to time, make certain pricing, service or marketing decisions or acquisitions. Such decisions or acquisitions could have a material adverse effect on our business, results of operations and financial condition. New technologies and the expansion of existing technologies may increase competitive pressures on the Company by enabling our competitors to offer products at a lower cost. Certain Web-based applications that direct Internet traffic to certain Websites may channel users to retail services that compete with us. Although we plan to establish arrangements with online services and have listed our site with search engine companies, there can be no assurance that arrangements can be initially established, will be renewed on commercially reasonable terms or that they will otherwise bring traffic to our website. In addition, companies that control access to transactions through network access or web browsers could promote our competitors or charge us substantial fees for inclusion. Any and all of these events could have a material adverse effect on our business, results of operations and financial condition.

Seasonal Business

The nature of the business in which the Company engages is not seasonal.

Employees

As of that date of this filing, the Company has two part time independent, commissioned officers, including it executive officers, Ms. Swank and Mr. Edward Wong Wah On. Ms. Swank is currently employed by Eastern Washington University.  Mr. Wong Wah On is currently employed by Anka Consultants Limited, a consultant service provider headquartered in Sheung Wan, Hong Kong. APD Antiquities, Inc. does not serve as either individual's primary source of income. Ms. Swank currently spends about five percent (5%) of her free time on our operations. Mr. Wong is currently only able to dedicate a few hours per week working on our operations and is the person primarily responsible for selecting and purchasing antiques and collectibles. Our bylaws do not establish a minimum time commitment expected of each officer. We have no employment agreements with Ms. Swank or Mr. Wong.

ITEM 1A.  RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

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

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any legal proceedings, and there are no material pending legal proceedings of which we are aware.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on January 30, 2009.  Set forth below is a summary of each matter voted upon at the meeting and the number of votes cast for, against, withheld or abstained.  Both proposals passed.  The corresponding Schedule 14A Proxy Statement was filed on December 22, 2008.

Proposal #1: The re-election of Cindy Swank, Edward Wong Wah On, and Timothy Kuh to serve on the Board of Directors:

Nominee	Total Votes For All Nominees	Total Votes Withheld From All Nominees
Cindy Swank	1,366,268	0
Edward Wong Wah On	1,366,268	0
Timothy Kuh	1,366,268	0

Proposal #2: Ratification of the appointment of Williams & Webster, P.S. as our independent auditors for the year ending June 30, 2009:

Total Votes For	Total Votes Against	Abstained
1,366,268	0	0

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

THERE IS NO PUBLIC MARKET FOR THE COMPANY'S COMMON STOCK. THE COMPANY'S COMMON STOCK, PAR VALUE $.001, HAS NEVER BEEN TRADED ON ANY NATIONAL EXCHANGE OR OTHER FORMAL PUBLIC EXCHANGE QUOTATION MEDIUM. THERE IS NO TRADING MARKET FOR OUR COMMON STOCK AT PRESENT AND THERE HAS BEEN NO TRADING MARKET TO DATE.

As of December 31, 2008 there were approximately 46 holders of record of the Company's Common Stock before calculating individual participants in security position listings pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934. The Company's transfer agent Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501, reported approximately 46 beneficial owners of 1,781,000 shares the Company's issued and outstanding common stock, as of December 31, 2008.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Unregistered Securities

On April 20, 2009, we issued 555,000 unregistered shares of its common stock, par value $0.001, at $.045 per share  to three corporations in exchange for $24,975 cash.   Each purchaser invested $8,325 and was issued 185,000 shares.  We sold these restricted shares to further capitalize the Company in order to pay operating expenses and to execute our business plan.  We relied on the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended (“Regulation D”), for sales to “accredited investors” (as such term is defined in Rule 501 of Regulation D). Each purchaser has represented to the Company that they are an “accredited investor.”  We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.

In November 2008, we issued 25,000 shares of common stock in a private placement at $.20 per share. The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) and Regulation D, Rule 506 of the Securities Act. Gross proceeds of $5,000 were paid to the Company in this private placement. No commission or finder's fee was paid in regards to this transaction.

In September 2008, we issued 25,000 shares of common stock in a private placement at $.50 per share. The issuance of the securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) and Regulation D, Rule 506 of the Securities Act. Gross proceeds of $12,500 were paid to the Company in this private placement. No commission or finder's fee was paid in regards to this transaction.

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

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING PLAN OF OPERATIONS SECTION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ON PAGES 15 THROUGH 25 OF THIS ANNUAL REPORT ON FORM 10-K. ALL STATEMENTS IN THIS ANNUAL REPORT RELATED TO APD ANTIQUITIES’ CHANGING FINANCIAL OPERATIONS AND EXPECTED FUTURE OPERATIONAL PLANS CONSTITUTE FORWARD-LOOKING STATEMENTS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS.

APD Antiquities., Inc. is an e-Commerce based company engaged in the business of acquiring and marketing antiques. The Company expects to have smaller losses in 2009, but can give no assurance as to when and if it will become profitable. These losses and expenses may increase and fluctuate from quarter to quarter when and if the Company expands their marketing activities. There can be no assurance that the Company will achieve profitable operations.

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

We have had minimal operations and very limited revenues. From inception we have accumulated an operating deficit of $165,381. For the year ended December 31, 2008, we had a net loss of $48,441 on gross revenues of $0 from no sales. As of December 31, 2008, we had cash of $1,124, inventories of $4,709 and accounts receivable of zero for total current assets of $5,833. We have realized only minimal revenue from sales and had a net loss for the year ended December 31, 2008. We believe that we could experience negative operating cash flow for the foreseeable future as a result of significant increased spending on advertising, augmentation of inventory, etc.

The only development costs incurred since inception are with respect to finding suitable products that offer the Company potential for revenues and profits, as we market these products through our Website.

Our ability to achieve profitable operations is subject to the validity of our assumptions and risk factors within the industry and pertaining to the Company.

Results of Operations

FISCAL 2008 COMPARED TO FISCAL 2007

Total revenues decreased from $6,300 to $0, or 100% comparing the fiscal year ended December 31, 2007 to the fiscal year ended December 31, 2008. This decrease in revenue is attributed to the lack of time and focus of the president. The Company has capital restraints that have not allowed inventory augmentation and diversification, implementation of our marketing strategy, etc. Total cost of goods sold decreased to $0 in 2008 from $4,400 in 2007.  The cost of antique and collectibles amounted to 0% of revenues for the 2008 fiscal year compared to 70.00% for fiscal 2007.

For the twelve months ending December 31, 2008, the Company reported a net loss of $48,441 on gross revenues of $0 with gross profit on sales of $0 compared to sales of $6,300, a gross profit of $1,900 and net loss of $21,139 in the year ended December 31, 2007. The Company incurred Operating Expenses of $48,441 in the year ended December 31, 2008 and $23,039 in the year ended December 31, 2007. This is a increase of $25,402 from the year ending December 31, 2007 as compared to the year ended December 31, 2008. The major difference in the two periods being attributable to a decrease in sales and increase in professional fees.

The Company's independent public accountants have included explanatory paragraphs in their reports on the Company's financial statements for the years ended December 31, 2008 and 2007, which express substantial doubt about the Company's ability to continue as a going concern. As discussed in Footnote 2 to the Company's financial statements, included with this 10-K, the Company has suffered recurring losses from operations since inception and accumulated deficit that raises substantial doubt about its ability to continue as a going concern.

Liquidity and Capital Resources

APD Antiquities, Inc. has limited assets. As of December 31, 2008, our assets consisted of cash of $1,124, inventories of $4,709 and accounts receivable of zero for total assets of $5,833.

The current President of the Company owns a total of 202,004 shares of the Company's authorized stock, which she paid $1,150 in cash. Additionally, a private placement offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1933, as amended, pursuant to Regulation D, Rule 504, of the Act. Between May 1, 1999 and May 24, 1999, we raised $51,000 through the sale of 51,000 thousand (51,000) shares of common stock in connection with the above-mentioned private placement offering, at a price of $1.00 per share, to forty (40) unaffiliated shareholders. On December 21, 2004, the Company implemented a 4 for 1 split of the common stock. In September of 2004, we raised $10,000 through the sale of forty thousand (40,000) shares of common stock at a price of $.25 per share, to one unaffiliated shareholder.  In June of 2005, we raised $25,000 through the sale of two hundred fifty thousand (250,000) shares of common stock at a price of $.10 per share, to one unaffiliated shareholder.  In October of 2007, we raised $12,500 through the sale of twenty-five thousand (25,000) shares of common stock at a price of $.25 per share, to one unaffiliated shareholder.  In September of 2008, we raised $12,500 through the sale of forty thousand (25,000) shares of common stock at a price of $.50 per share, to one unaffiliated shareholder.  In November of 2008, we raised $5,000 through the sale of twenty-five thousand (25,000) shares of common stock at a price of $.20 per share, to one unaffiliated shareholder.  In April 2009, we issued 555,000 unregistered shares of its common stock, par value $0.001, at $.045 per share from our treasury to three corporations in exchange for $24,975 cash.

The inventory periodically reviewed by management to determine if there has been any known auction or interdealer sales of similar antiques at reduced prices and to determine if a reduction in the inventory carrying value is needed. The Company's review of its inventory of antiques has shown no decline in market value below cost.

During the past two fiscal years, the Company has not experienced any adverse impact arising from inflation. However, in the event prices for antiques increase materially or the value of the dollar decrease against other currencies, the Company's ability to acquire antiques, and, in turn, its ability to market such newly acquired antiques to its market, may be adversely affected. Thus, although the retail and wholesale values of the Company's existing inventory might be favorably affected by increasing prices, passing along such increases to customers could have an inhibiting effect on the Company's overall business. Management of the Company believes that tangible collectibles move inversely with financial assets over the long term. As a result, during times of greater inflationary expectations, tangible collectibles may actually be the beneficiary of greater interest.

The Company anticipates no material commitments for capital expenditures at the present time. Management is not aware of any trend in the Company's capital resources, which may have an impact on its income, revenue or income from continuing operations.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in note 2 to the financial statements included in this Form 10-K. Our critical accounting policies are:

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

The Company has no inventory on consignment at December 31, 2008 or 2007. In the future, if the Company consigns inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS

To the Board of Directors and

Stockholders of APD Antiquities, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of APD Antiquities, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APD Antiquities, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2, the Company has a history of operating losses, has limited cash resources, and its viability is dependent upon its ability to meet its future financing requirements, and the success of future operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

May 12, 2009

APD ANTIQUITIES, INC.
BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$1,124	$3,981
Inventory	4,709	4,709
Total Current Assets	5,833	8,690

TOTAL ASSETS	$5,833	$8,690

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$29,497	$10,768
Accrued expenses	12,356	-
Commissions payable - related party	5,462	5,462
Total Current Liabilities	47,315	16,230

LONG TERM LIABILITIES
Loan payable	5,000	5,000
Loan payable - related party	1,200	4,200
Total Long Term Liabilities	6,200	9,200

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $0.001
par value; 1,781,000 and 1,731,000 shares issued
and outstanding, respectively	1,781	1,731
Additional paid-in capital	115,919	98,469
Accumulated deficit	(165,381)	(116,940)
Total Stockholder's Equity	(47,681)	(16,741)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,833	$8,690

The accompanying notes are an integral part of these financial statements.

APD ANTIQUITIES, INC.
STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2008	2007

SALES	$-	$6,300

COST OF GOODS SOLD	-	4,400

GROSS PROFIT	-	1,900

EXPENSES
Marketing	441	280
Rent	3,600	3,600
General and administrative	1,805	1,033
Professional fees	42,595	17,559
Commissions	-	567
TOTAL EXPENSES	48,441	23,039

LOSS FROM OPERATIONS	(48,441)	(21,139)

OTHER INCOME (EXPENSE)
Interest expense	-	-
TOTAL OTHER INCOME (EXPENSE)	-	-

INCOME (LOSS) BEFORE INCOME TAXES	(48,441)	(21,139)

INCOME TAXES	-	-

NET INCOME (LOSS)	$(48,441)	$(21,139)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF	1,741,519	1,708,083
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED

The accompanying notes are an integral part of these financial statements.

APD ANTIQUITIES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock			Additional		Total
	Number			Paid-in	Accumulated	Stockholders'
	of Shares	Amount		Capital	Deficit	Equity

Balance, December 31, 2005	1,698,000	1,698		82,002	(71,792)	11,908

Common stock issued for cash	8,000	8		3,992		4,000

Net loss for year ended December 31, 2006	-		-	-	(24,009)	(24,009)

Balance, December 31, 2006	1,706,000	1,706		85,994	(95,801)	(8,101)

Common stock issued for cash October 15, 2007	25,000	25		12,475		12,500

Net loss for the year ended December 31, 2007	-	-		-	(21,139)	(21,139)

Balance, December 31, 2007	1,731,000	1,731		98,469	(116,940)	(16,740)

Common stock issued for cash September 5, 2008	25,000	25		12,475		12,500

Common stock issued for cash November 26,2008	25,000	25		4,975		5,000

Net loss for the year ended December 31, 2008					(48,441)	(48,441)

Balance, December 31, 2008	1,781,000	1,781		115,919	(165,381)	(47,681)

The accompanying notes are an integral part of these financial statements.

APD ANTIQUITIES, INC.
STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2008		2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,441)		$(21,139)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in inventory	-		4,401
Increase in accrued expenses	12,356		-
Increase in accounts payable	18,728		1,401
Increase (decrease) in commissions payable	-		567
Net cash provided by operating activities	(17,357)		(14,769)

CASH FLOWS FROM INVESTING ACTIVITIES	-		-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of note payable	(3,000)		-
Proceeds from note payable	-		6,200
Common Stock issued for cash	17,500		12,500
Net cash used by financing activities	14,500		18,700

Change in cash	(2,857)	#	3,930

Cash, beginning of period	3,981		51

Cash, end of period	$1,124		$3,981

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-		$-
Income taxes paid	$-		$-

The accompanying notes are an integral part of these financial statements.

APD ANTIQUITIES, INC.

Notes to the Financial Statements

December 31, 2008

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

APD Antiquities, Inc. (hereinafter “APD” or “the Company”) was incorporated on July 23, 1996 under the laws of the State of Nevada for the purpose of acquiring, importing, marketing, and selling valuable antiquity and art items of Asian origin.  Examples of these items are such things as furniture, works of art, antiques, glass works, porcelain, statues, pottery, sculptures and other collectibles and collector items that have their origin in the Far East.  These collectibles and antiques will be acquired through a variety of agents and wholesale distribution sources in Hong Kong and the Peoples Republic of China. Acquisitions will be made by agents of APD and as the result of direct buying trips and direct contact with wholesale companies located in several Asian countries.

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

Advertising Costs

Advertising costs, including costs for direct mailings, are expensed when incurred.  During the years ended December 31, 2008 and 2007 these costs were $441 and $280, respectively.

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

Compensated Absences

The Company currently does not have any employees.   Accordingly, there is no related accrual of expenses.

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

As of December 31, 2008 and 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  At December 31, 2008, the Company had a history of operating losses, an accumulated deficit of $165,381 and limited cash resources. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management's plans are to seek additional capital through sales of its common stock.  If necessary, the Company may sell common stock to provide additional cash to future operations and market development.  However, management has no plans to make a private offering of common stock at this time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Inventories

Inventories are accounted for using the specific identification method, and stated at the lower of cost or market, with market representing the lower of replacement cost or estimated net realizable value. The Company has no insurance coverage on its inventory.  The Company has no inventory on consignment at December 31, 2008 or 2007.

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

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. At December 31, 2008 and 2007, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable and related party payables. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2008 and 2007.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2008.

NOTE 3 – COMMITMENTS

Rental Agreement

The Company has a month-to-month rental agreement for office space in Spokane, Washington.  The monthly rent is $300.  At December 31, 2008, the Company has accrued rent payable of $9,600.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company accrues a 3% commission on every sale to each of the Company’s three officers.  Commissions unpaid, but accrued, are unsecured, payable upon demand and non-interest bearing.  Commissions paid during the years ended December 31, 2008 and 2007 were $0 and $0, respectively. Previous commissions accrued but unpaid remain at $5,462.

During the year ended December 31, 2007, related parties loaned the Company $4,200 in two separate unsecured and non-interest bearing loans.  The $3,000 loan was paid in full on October 15, 2008.   The $1,200 loan is due in full on November 16, 2012.  During the year ended December 31, 2008, the Company has not paid on the $1,200 loan.

NOTE 5 – NOTE PAYABLE

As of December 31, 2008, loans to the Company totaled $6,200.  Of this total, $1,200 represents a loan from a related party.  See Note 4. The remaining $5,000 was loaned to the Company on February 26, 2007.   The $5,000 loan is unsecured, non-interest bearing and has a due date of December 31, 2010. During the year ended December 31, 2008, the Company has not paid on the loan.

NOTE 6 – PROVISION FOR TAXES

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended December 31, 2008, or during the prior three years applicable under FIN 48.

As a result of the adoption on FIN 48, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.

At December 31, 2008, the Company had deferred tax assets of approximately $ 56,000 principally arising from net operating loss carry forwards for income tax purposes calculated at an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at December 31, 2008 and 2007.

The significant components of the Company’s deferred tax assets at December 31, 2008 and 2007 were as follows:

	December 31, 2008	December 31, 2007
Net operating loss carry forward	$165,381	$116,900

Deferred tax asset	$56,000	$39,760
Deferred tax asset valuation allowance	($56,000)	($39,760)

Net deferred tax asset	-	-

At December 31, 2008, the Company has net operating loss carryforwards of approximately $165,381, which expire in the years 2021 through 2028. The change in the allowance account from December 31, 2007 to December 31, 2008 was an increase of $16,240.

NOTE 7 – PREFERRED AND COMMON STOCK

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

On September 5, 2008, the Company sold 25,000 shares of common stock in a private placement for cash of $12,500 ($0.50 per share).

On November 26, 2008 the Company sold 25,000 shares of common stock in a private placement for cash of $5,000 ($0.20 per share).

NOTE 8 – STOCK OPTION PLAN

The Company’s board of directors approved the adoption of the “2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan” by unanimous consent on January 15, 2001. This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan. No options have been issued under the plan as of December 31, 2008.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60".  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities.  This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles".  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007 or December 31, 2008.  Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007 and December 31, 2008. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity.  This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited.

The effective date of this statement is the same as that of the related Statement 141 (revised 2007).  The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer:  (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008.  It has no effect on the Company's financial position, statements of operations, or cash flows at this time.

NOTE 10 – SUBSEQUENT EVENTS

On April 20, 2009 the Company sold 554,556 shares of common stock in a private placement, with three investors, for cash of $24,975 ($0.045 per share).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None other than that reported on Form 8-K filed on February 18, 2005.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, including our principal Executive Officer and our principal Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive and Chief Financial Officer, to allow timely decisions regarding required disclosures. As described below in the Management’s Report on Internal Control over Financial Reporting, management has reported material weaknesses in the internal control over financial reporting as of December 31, 2008. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2008, due to the reported material weaknesses.

Management’s Report on Internal Control Over Financial Reporting

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of December 31, 2008 because fundamental elements of an effective control environment were missing or inadequate as of December 31, 2008, including a documented ethics or values statement, a code of conduct, and independent oversight and monitoring of financial reporting, financial reporting processes and procedures, and internal control procedures. At present, the Board of Directors is comprised entirely of individuals performing management functions. Because no Directors are independent, no Audit Committee has been established to which the Board could delegate its oversight responsibilities. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

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

Based on this assessment and the material weakness described above, management has concluded that as of December 31, 2008, our internal control over financial reporting was not effective based on criteria in Internal Control – Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies issued by the COSO.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

`

ITEM 9B. OTHER INFORMATION.

None.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance

A. Directors, Executive Officers, Promoters and Control Persons

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

Name	Age	Position with the Company	Has Served as Director Continuously Since
Cindy K. Swank	53	President, Treasurer and Director	August 1999

Timothy J. Kuh	34	Vice President and Director	December 2004

Edward Wong Wah On	41	Secretary and Director	March 2003

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

B.  Section 16(a) Beneficial Ownership Reporting Compliance

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

ITEM 11.  EXECUTIVE COMPENSATION

A.   Summary Compensation Table

The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2008 and 2007, of those persons who were (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000. No person received compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	OTHER ANNUAL COMPENSATION (1)

Cindy Swank	2008	$-0-	-0-	$-0-
President, Treasurer	2007	$-0-	-0-	$-0-
Chief Executive Officer	2006	$-0-	-0-	$-0-

*The officers/directors do not receive salaries but are to be compensated for sales generated on behalf of the Company. Compensation is based solely on bringing business to the Company. A nine percent (9%) commission is equally divided amongst the officers/directors for each sale made. No commissions were paid during the year ended December 31, 2008.

B. Narrative Disclosure to Summary Compensation Table

During the fiscal year ended December 31, 2008, no director received any compensation for attending meetings of the Board of Directors and the Company presently intends that the same will be the case for the fiscal year ended December 31, 2009. Directors are reimbursed, however, for reasonable expenses incurred on behalf of the Company.

C. Outstanding Equity Awards at Fiscal Year End

No director had been granted any equity compensation, including option grants, as of December 31, 2008.

D. Compensation of Directors

No compensation was paid to directors for their director services during the fiscal year ending December 31, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of Common Shares beneficially owned, as of the date of this filing, out of 2,336,000 shares, by: (i) the beneficial owners of more than five percent of the Common Stock of the Company; (ii) all Directors of the Company; (iii) each of the named Executive Officers; and, (iv) all Officers and Directors of the Company as a group:

Name of	Name of	Number of Shares
Title of Class	Beneficial Owner (1)	Beneficially Owned	Percent of Class
Common	Cindy K. Swank (2)	202,004	9%
Common	Wong Wah On Edward (3)	400	0%
Common	Raymond J. Kuh (4)	201,004	9%
Common	Peter Yauschew (5) Oberaschauer Str. 2 83355 Grabenstatt, Chiemsee, Germany	133,732	6%
Common	Merridy Buttice (6) 914 Hobson St. Walla Walla, WA 99362	133,732	6%
Common	Peter Schmid (7) Wiesenweg 7 85653 Aying, Germany	133,732	6%
Common	Klaus Lewin (8) Meisenweg 15 50126 Bergheim, Germany	308,564	14%
Common	Donna Street (9) PO Box 216 Rockford, WA 99030	133,332	6%
Common	Timothy Kuh (10)	2,000	0%
Common	Yu Shum Cheung (11) The Galleria Ste. 2702 9 Queen’s Road Central Hong Kong, PRC	251,500	11%
Common	Medford Financial, Ltd. 60 Market Square, Belize City, Belize	185,000	8%
Common	Sierra Growth, Inc. Henville Building, Charlestown, Nevis	185,000	8%
Common	Stonehurst Limited Oliaji trade Centre, Suite 13, Francis Rachel Street, Victoria, Seychelles	185,000	8%
Common	All Executive Officers, Directors as a Group (3 persons) (15)	204,404	9%

(1) Unless otherwise indicated, the address of each of the listed beneficial owners identified above is c/o 1314 South Grand Boulevard, Suite 2-250, Spokane, WA 99202.
(2) Cindy K. Swank. Includes 202,004 shares of common stock held by Cindy Swank.
(3) Wong Wah On Edward. Includes 400 shares of common stock held by Edward Wong.
(4) Raymond J. Kuh. Includes 201,004 shares of common stock held by Raymond Kuh.
(5) Peter Yauschew. Includes 133,732 shares of common stock held by Peter Yauschew.
(6) Merridy Buttice. Includes 133,732 shares of common stock held by Merridy Buttice.
(7) Peter Schmid. Includes 133,732 shares of common stock held by Peter Schmid.
(8) Klaus Lewin. Includes 308,564 shares of common stock held by Klaus Lewin.
(9) Donna Street. Includes 133,332 shares of common stock held by Donna Street.
(10) Timothy J. Kuh. Includes 2,000 shares of common stock held by Timothy Kuh.
(11) Yu Shum Cheung. Includes 251,500 shares of common stock held by Shum Cheung Yu.
(12) Medford Financial, Ltd. Includes 185,000 shares of common stock held by Medford Financial, Ltd.
(13) Sierra Growth, Inc. Includes 185,000 shares of common stock held by Sierra Growth, Inc.
(14) Stonehurst Limited. Includes 185,000 shares of common stock held by Stonehurst Limited.
(15) Includes the shares of Common Stock beneficially owned by Ms. Swank, Mr. Tim Kuh, & Mr. Wong Wah On.

Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At December 31, 2008 we had outstanding 1,781,000 shares of common stock.

(a) Changes in Control

There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change of control of the Registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Company's officers/directors do not receive salaries but are being compensated for sales generated on behalf of the Company. Compensation is based solely on bringing business to the Company. A nine percent (9%) commission is equally divided amongst the officers/directors for each item sold. From inception the current corporate officer/director, Ms. Swank, was paid a total of $ 4,529.35 for sales arranged on behalf of the Company. Additionally, as a result of no revenue and minimal operations, no commissions were accrued during the year ended December 31, 2008 and any commissions payable to Ms. Swank were accrued on our books during that fiscal year.

Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2008.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plan approved by security holders (1)	0	$0	1,000,000
Equity compensation plans not approved by security holders	0	$0
Total	0	$0	1,000,000
(1)

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Williams & Webster, P.S., Certified Public Accountants, are the Company’s independent auditors to examine the financial statements of the Company for the fiscal year ending December 31, 2008. Williams & Webster, P.S. has performed the following services and has been paid the following fees for these fiscal years.

 Audit Fees. Aggregate fees billed for professional services rendered by Williams & Webster in connection with its audit of APD’s financial statements as of and for the years ended December 31, 2008, and 2007, its reviews of APD’s unaudited condensed consolidated interim financial statements, and for SEC consultations and filings were $28,529 and $18,776, respectively.

Audit-Related Fees. Williams & Webster, P.S. was not paid additional fees for the fiscal year ended December 31, 2007 and December 31, 2008 for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees - Williams & Webster, P.S. was not paid any aggregate fees for the fiscal year 2008 for professional services rendered for tax compliance. We did not incur any fees and expenses from Williams & Webster, P.S. for the fiscal year 2007 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees - We did not incur any other fees and expenses from Williams & Webster, P.S. for the fiscal years 2007 and 2008 annual audits.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1 & 2.  Financial Statements See Item 8 in Part II of this report.

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

2.2	Articles of Merger (Nevada) dated December 29, 2004 (File No. 000-50738) (Incorporated by reference to exhibit 2.1 to the December 30, 2004 Form 8-K)

3.1	Articles of Incorporation*

3.2	By-Laws*

10.1	2001 stock Option Plan (Incorporated by reference to Exhibit 10.1 to the December 31, 2007 Annual Report on Form 10-K) (File No. 000-50738)

31.1	Section 302 CEO Certification

31.2	Section 302 Secretary Certification

32.1	Section 1350 Certifications

* Incorporated by reference to the Registrant's Registration Statement on Form 10SB12G filed on May 3, 2004, File No. 000-50738

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2009

APD ANTIQUITIES, INC.

By:	/s/ Cindy Swank
Cindy Swank President and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Cindy Swank	Dated: May 12, 2009
Cindy Swank
Director

/s/ Edward Wong Wah On	Dated: May 12, 2009
Edward Wong Wah On
Director