Form 10-Q
period 2009-03-31
APD ANTIQUITIES, INC.
filed 2009-05-15
CIK 1289046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009.

[ ]	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

000-50738

(Commission file number)

APD ANTIQUITIES, INC.

 (Exact name of small business issuer as specified in its charter)

Nevada	91-1959986
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1314 S. Grand Blvd, Ste. 2-250, Spokane, WA 99202

(Address of principal executive offices)

(509) 744-8590

(Registrant’s telephone number)

______________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ]

As of May 14, 2009, there were 1,781,000 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

APD ANTIQUITIES, INC.
BALANCE SHEETS
	March 31,	December 31,
	2009	2008
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash	$931	$1,124
Inventory	4,709	4,709
Total Current Assets	5,640	5,833

TOTAL ASSETS	$5,640	$5,833

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$42,773	$29,497
Accrued expenses	3,700	12,356
Commissions payable - related party	5,462	5,462
Total Current Liabilities	51,934	47,315

LONG TERM LIABILITIES
Loan payable	5,000	5,000
Loan payable - related party	1,200	1,200
Total Long Term Liabilities	6,200	6,200

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $0.001
par value; 1,781,000 and 1,731,000 shares issued
and outstanding, respectively	1,781	1,781
Additional paid-in capital	115,919	115,919
Accumulated deficit	(170,194)	(165,381)
Total Stockholder's Equity	(52,494)	(47,681)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,640	$5,833

The accompanying condensed notes are an integral part of these interim financial statements.

APD ANTIQUITIES, INC.
STATEMENTS OF OPERATIONS

	For The Period Ending	For The Period Ending
	March 31,	March 31,
	2009	2008
	Unaudited	Unaudited
SALES	$-	$-

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

EXPENSES
Marketing	174	80
Rent	900	900
General and administrative	24	170
Professional fees	3,715	10,433
Commissions	-	-
TOTAL EXPENSES	4,813	11,583

LOSS FROM OPERATIONS	(4,813)	(11,583)

OTHER INCOME (EXPENSE)
Interest expense	-	-
TOTAL OTHER INCOME (EXPENSE)	-	-

INCOME (LOSS) BEFORE INCOME TAXES	(4,813)	(11,583)

INCOME TAXES	-	-

NET INCOME (LOSS)	$(4,813)	$(11,583)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF	1,781,000	1,731,000
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED

The accompanying condensed notes are an integral part of these interim financial statements.

APD ANTIQUITIES, INC.
STATEMENTS OF CASH FLOWS

	For The Period Ending	For The Period Ending
	March 31,	March 31,
	2009	2008
	Unaudited	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,813)	$(11,583)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in inventory	-	-
Increase in accrued expenses	(8,656)	-
Increase in accounts payable	13,276	8,253
Increase (decrease) in commissions payable	-	-
Increase (decrease) in interest payable	-	-
Increase (decrease) in loan payable	-	-
Net cash provided by operating activities	(193)	(3,330)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Proceeds from note payable	-	-
Payment of note payable	-	-
Net cash used by financing activities	-	-

Change in cash	(193)	(3,330)

Cash, beginning of period	1,124	3,981

Cash, end of period	$931	$651

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

APD ANTIQUITIES, INC.

Condensed Notes to the Interim Financial Statements

March 31, 2009

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

The foregoing unaudited interim financial statements of APD Antiquities, Inc. (hereinafter “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10K for the year ended December 31, 2008.   In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Advertising Costs

Advertising costs, including costs for direct mailings, are expensed when incurred.  During the three month ending March 31, 2009, and March 31, 2008 were $174 and $80, respectively.

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

As of March 31, 2009, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  At March 31, 2009, the Company had a history of operating losses, an accumulated deficit of $170,194 and limited cash resources. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon  future  profitable  operations. Management's plans are to seek additional capital through sales of its common stock.  If necessary, the Company may sell common stock to provide additional cash to future operations and market development.  However, management has no plans to make a private offering of common stock at this time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Inventories

Inventories are accounted for using the specific identification method, and stated at the lower of cost or market, with market representing the lower of replacement cost or estimated net realizable value. The Company has no insurance coverage on its inventory.  The Company has no inventory on consignment at March 31, 2009. In the future, if the Company consigns inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

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

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. At March 31, 2009, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable and related party payables. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2009.

NOTE 3 – COMMITMENTS

Rental Agreement

The Company has a month-to-month rental agreement for office space in Spokane, Washington.  The monthly rent is $300.  At March 31, 2009, the Company has accrued rent payable of $10,500.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company accrues a 3% commission on every sale to each of the Company’s three officers.  Commissions unpaid, but accrued, are unsecured, payable upon demand and non-interest bearing.  Commissions paid during the three month periods ending March 31, 2009 and March 31, 2008 were $0 and $0 respectively. Previous commissions accrued but unpaid remain at $5,462.

During the year ended December 31, 2007, a related party loaned the Company $1,200 in an unsecured and non-interest bearing loan.  The $1,200 loan is due in full on November 16, 2012.  During the three months ending March 31, 2009, the Company has not paid on the $1,200 loan.

NOTE 5 – NOTE PAYABLE

As of March 31, 2009, loans to the Company totaled $6,200.  Of this total, $1,200 represents a loan from a related party.  See Note 4. The remaining $5,000 was loaned to the Company on February 26, 2007.   The $5,000 loan is unsecured, non-interest bearing and has a due date of December 31, 2010. During the three months ending March 31, 2009, the Company has not paid on the loan.

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

At March 31, 2009, the Company had deferred tax assets of approximately $ 57,000 principally arising from net operating loss carry forwards for income tax purposes calculated at an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at March 31, 2009 and 2008.

The significant components of the Company’s deferred tax assets at March 31, 2009 and 2008 were as follows:

	March 31, 2009	March 31, 2008
Net operating loss carryforward	$170,194	$128,523

Deferred tax asset	$57,000	$43,000
Deferred tax asset valuation allowance	(57,000)	(43,000)
Net deferred tax asset	$-	$-

At March 31, 2009, the Company has net operating loss carryforwards of approximately $170,194, which expire in the years 2022 through 2029. The change in the allowance account from December 31, 2008 to March 31, 2009 was an increase of $1,000.

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

NOTE 8 – STOCK OPTION PLAN

The Company’s board of directors approved the adoption of the “2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan” by unanimous consent on January 15, 2001. This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan. No options have been issued under the plan as of March 31, 2009.

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

NOTE 10 – SUBSEQUENT EVENTS

On April 20, 2009 the Company sold 550,000 shares of common stock in a private placement, with three investors, for cash of $24,750 ($0.045 per share).

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

As of March 31, 2009, we had a working capital deficit of $46,294, compared to a working capital deficit of $41,482 for the year ended December 31, 2008.  This must be read in conjunction with the notes to the audited financial statements of December 31, 2008.

Results of Operations

Results of operations for the three months ended March 31, 2009, compared to the three months ended March 31, 2008 are as follows:

Revenues

Total revenues amounted to $0 for the three months ended March 31, 2009 compared to $0 for the corresponding period in the prior year.

Operating Expenses

Costs and expenses amounted to $4,813 for the three months ended March 31, 2009 compared to $11,583 for the corresponding period in the prior year, a decrease of $6,770. This decrease was primarily the result of the Company’s decreased professional fees in 2009.

Net Income or Loss

Net loss amounted to $4,813 for the three months ended March 31, 2009 compared to a net loss of $11,583 for the corresponding period in the prior year, an decrease of $6,770. The net loss decrease is primarily due to an decrease in professional fees.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4.  CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of December 31, 2008, relating to fundamental elements of an effective control environment and adequate segregation of duties and monitoring and review activities described in the 2008 Annual Report on Form 10-K, the Company’s management concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were ineffective.

In addition, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Registrant is not currently involved in any litigation.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended March 31, 2009, the Company sold no shares of common stock.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no submissions of matters to the vote of security holders in the period ended March 31, 2009.

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: 3.1 Articles of Incorporation of Registrant(1) 3.2 Bylaws of Registrant(1) 31.1 Sarbanes-Oxley Section 302(a) Certification 32.1 Sarbanes-Oxley Section 906 Certification
(1) Incorporated by reference to the Registrant's Registration Statement on Form 10SB12G filed on May 3, 2004, File No. 000-50738

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APD ANTIQUITIES, INC.

BY: /s/ Cindy K. Swank Date: May 14, 2009
Cindy K. Swank, President Chief Executive Officer, Chief Financial Officer