Form 10-K/A
period 2008-12-31
APD ANTIQUITIES, INC.
filed 2009-07-22
CIK 1289046

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The Registrant had 2,336,000 shares of Common Stock outstanding as of July 21, 2009.

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

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	OTHER ANNUAL COMPENSATION (1)

Cindy K. Swank	2008	$-0-	-0-	$-0-
President, Treasurer	2007	$-0-	-0-	$-0-
Chief Executive Officer	2006	$-0-	-0-	$-0-

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

2.2	Articles of Merger (Nevada) dated December 29, 2004 (File No. 000-50738) (Incorporated by reference to exhibit 2.1 to the December 30, 2004 Form 8-K)

3.1	Articles of Incorporation*

3.2	By-Laws*

10.1	2001 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the December 31, 2007 Annual Report on Form 10-K) (File No. 000-50738)

31.1	Section 302 Certification

32.1	Section 1350 Certifications

* Incorporated by reference to the Registrant's Registration Statement on Form 10SB12G filed on May 3, 2004, File No. 000-50738

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 21, 2009

APD ANTIQUITIES, INC.

By:	/s/ Cindy K. Swank
Cindy K. Swank President, Treasurer, CEO, Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Cindy K. Swank	Dated: July 21, 2009
Cindy K. Swank
Director

/s/ Edward Wong Wah On	Dated: July 21, 2009
Edward Wong Wah On
Director

/s/ Timothy J. Kuh	Dated: July 21, 2009
Timothy J. Kuh
Director