Form 10-Q/A
period 2009-03-31
APD ANTIQUITIES, INC.
filed 2009-07-22
CIK 1289046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of July 21, 2009, there were 1,781,000 shares of the registrant’s common stock outstanding.

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

Net Income or Loss

Net loss amounted to $4,813 for the three months ended March 31, 2009 compared to a net loss of $11,583 for the corresponding period in the prior year, a decrease of $6,770. The net loss decrease is primarily due to a decrease in professional fees.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4.  CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and principal financial officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of December 31, 2008, relating to fundamental elements of an effective control environment and adequate segregation of duties and monitoring and review activities described in the 2008 Annual Report on Form 10-K, the Company’s management concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were ineffective.

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

APD ANTIQUITIES, INC.

BY: /s/ Cindy K. Swank Date: July 21, 2009
Cindy K. Swank President, Treasurer, CEO, Principal Financial Officer