Form 10-Q
period 2009-06-30
APD ANTIQUITIES, INC.
filed 2009-08-19
CIK 1289046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009.

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

As of August 18, 2009, there were 2,336,000 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

APD ANTIQUITIES, INC.
BALANCE SHEETS
	June 30,	December 31,
	2009	2008
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$2,969	$1,124
Inventory	4,709	4,709
Total Current Assets	7,678	5,833

TOTAL ASSETS	$7,678	$5,833

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$19,999	$29,497
Accrued expenses	6,050	12,356
Commissions payable - related party	5,462	5,462
Total Current Liabilities	31,511	47,315

LONG TERM LIABILITIES
Loan payable	5,000	5,000
Loan payable - related party	1,200	1,200
Total Long Term Liabilities	6,200	6,200

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $0.001
par value; 2,336,000 and 1,781,000 shares issued
and outstanding, respectively	2,336	1,781
Additional paid-in capital	140,339	115,919
Accumulated deficit	(172,708)	(165,381)
Total Stockholder's Equity	(30,033)	(47,681)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,678	$5,833

The accompanying condensed notes are an integral part of these interim financial statements.

APD ANTIQUITIES, INC.
STATEMENTS OF OPERATIONS

		Three Months Ended		Six Month Ended
		June 30,	June 30,	June 30,	June 30,
		2009	2008	2009	2008
		Unaudited	Unaudited	Unaudited	Unaudited

SALES		$-	-	-	$-

COST OF GOODS SOLD		-	-	-	-

GROSS PROFIT		-	-	-	-

EXPENSES
Marketing		81	120	254	200
Rent		900	900	1,800	1,800
General and administrative		189	994	213	1,164
Professional fees		1,344	6,126	5,059	16,559
Commissions		-	-	-	-
TOTAL EXPENSES		2,514	8,140	7,326	19,723

LOSS FROM OPERATIONS		(2,514)	(8,140)	(7,326)	(19,723)

OTHER INCOME (EXPENSE)
Interest expense		-	-	-	-
TOTAL OTHER INCOME (EXPENSE)		-	-	-	-

INCOME (LOSS) BEFORE INCOME TAXES		(2,514)	(8,140)	(7,326)	(19,723)

INCOME TAXES		-	-	-	-

NET INCOME (LOSS)		$(2,514)	(8,140)	(7,326)	$(19,723)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	nil	nil	$(0.01)

WEIGHTED AVERAGE NUMBER OF		2,214,022	1,731,000	1,998,707	1,731,000
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED

The accompanying condensed notes are an integral part of these interim financial statements.

APD ANTIQUITIES, INC.
STATEMENTS OF CASH FLOWS

	For the Sixth Months Ended
	June 30,		June 30,
	2009		2008
	Unaudited		Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,326)		$(19,723)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in inventory	-		-
Increase (decrease) in accrued expenses	(6,306)		-
Increase (decrease) in accounts payable	(9,498)		16,037
Increase (decrease) in commissions payable	-		-
Increase (decrease) in interest payable	-		-
Increase (decrease) in loan payable	-		-
Net cash provided by operating activities	(23,130)		(3,686)

CASH FLOWS FROM INVESTING ACTIVITIES	-		-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	24,975		-
Proceeds from note payable	-		-
Payment of note payable	-		-
Net cash used by financing activities	24,975		-

Change in cash	1,845	#	(3,686)

Cash, beginning of period	1,124		3,981

Cash, end of period	$2,969		$295

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-		$-
Income taxes paid	$-		$-

The accompanying condensed notes are an integral part of these interim financial statements.

APD ANTIQUITIES, INC.

Condensed Notes to the Interim Financial Statements

June 30, 2009

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

Operating results for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Advertising Costs

Advertising costs, including costs for direct mailings, are expensed when incurred.  During the six months ending June 30, 2009, and June 30, 2008 were $254 and $200, respectively.

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

As of June 30, 2009, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a

going concern.    At June 30, 2009, the Company had a history of operating losses, an accumulated deficit of $172,708 and limited cash resources. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management's plans are to seek additional capital through sales of its common stock.  If necessary, the Company may sell common stock to provide additional cash to future operations and market development.  However, management has no plans to make a private offering of common stock at this time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Inventories

Inventories are accounted for using the specific identification method, and stated at the lower of cost or market, with market representing the lower of replacement cost or estimated net realizable value. The Company has no insurance coverage on its inventory.  The Company has no inventory on consignment at June 30, 2009. In the future, if the Company consigns inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

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

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. At June 30, 2009, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2009.

NOTE 3 – COMMITMENTS

Rental Agreement

The Company has a month-to-month rental agreement for office space in Spokane, Washington.  The monthly rent is $300.  At June 30, 2009, the Company has accrued rent payable of $11,400.

NOTE 4 – PROVISION FOR TAXES

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

At June 30, 2009, the Company had deferred tax assets of approximately $ 58,000 principally arising from net operating loss carry forwards for income tax purposes calculated at an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at June 30, 2009 and 2008.

The significant components of the Company’s deferred tax assets at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008
Net operating loss carryforward	$172,708	$165,381

Deferred tax asset	$58,000	$56,000
Deferred tax asset valuation allowance	(58,000)	(56,000)
Net deferred tax asset	$-	$-

At June 30, 2009, the Company has net operating loss carry forwards of approximately $172,708, which expire in the years 2022 through 2029. The change in the allowance account from December 31, 2008 to June 30, 2009 was an increase of $2,000.

NOTE 5 – PREFERRED AND COMMON STOCK

The Company has 5,000,000 shares of preferred stock authorized and none issued.

On April 20, 2009 the Company sold 555,000 shares of common stock in a private placement for cash of $24,975 ($0.045 per share).

NOTE 6 – STOCK OPTION PLAN

The Company’s board of directors approved the adoption of the “2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan” by unanimous consent on January 15, 2001. This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan. No options have been issued under the plan as of June 30, 2009.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

On June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). Under SFAS 168, the FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this statement, the Codification will supersede all existing non-SEC accounting and reporting standards. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have a material impact on its financial position or results of operations.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No (46R)” (“SFAS 167”). SFAS 167 retains the scope of Interpretation 46(R) with the addition of entities previously considered qualifying special purpose entities, as the concept of these entities was eliminated in SFAS 166. This standard is effective for period annual reporting periods beginning after November 15, 2009. The Company does not believe adoption of SFAS 167 will have a material impact on its financial position or results of operations.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140”  (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No 46,  Consolidation of Variable Interest Entities , to qualifying special purpose entities. This standard is effective for annual reporting periods beginning after November 15, 2009. The Company does not believe adoption of SFAS 166 will have a material impact on its financial position or results of operations.

In May 2009, FASB issued FASB Statement No. 165 “Subsequent events” (“SFAS No. 165”) to be effective for the interim or annual financial periods ending after June15, 2009.  SFAS No. 165 The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this Statement sets forth: 1. The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. 2.  The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

3. The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The effect of adoption of SFAS No. 165 on the Company’s financial position and results of operations is not expected to be material.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date but before financial statements are to be issued to determine if they must be reported.  As of the financial statement issue date, no reportable events had occurred.

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

As of June 30, 2009, we had an accumulated deficit of $172,708 compared to an accumulated deficit of $165,381 for the year ended December 31, 2008.  This must be read in conjunction with the notes to the audited financial statements of December 31, 2008.

Results of Operations

Results of operations for the six months ended June 30, 2009, compared to the six months ended June 30, 2008 are as follows:

Net cash used in operating activities during the six months ended June 30, 2009 was $23,130 as compared to net cash used in operating activities during the six months ended June 30, 2008 of $3,686.

Revenues

Total revenues amounted to $0 for the six months ended June 30, 2009 compared to $0 for the corresponding period in the prior year.

Operating Expenses

Costs and expenses amounted to $7,326 for the six months ended June 30, 2009 compared to $19,723 for the corresponding period in the prior year, a decrease of $12,397. The net loss decrease is primarily due to a decrease in professional fees.

Net Income or Loss

Net loss amounted to $7,326 for the six months ended June 30, 2009 compared to a net loss of $19,723 for the corresponding period in the prior year, a decrease of $12,397. The net loss decrease is primarily due to a decrease in professional fees.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4.  CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of December 31, 2008, relating to fundamental elements of an effective control environment and adequate segregation of duties and monitoring and review activities described in the 2008 Annual Report on Form 10-K, the Company’s management concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were ineffective.

In addition, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Registrant is not currently involved in any litigation.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 20, 2009, we issued 555,000 unregistered shares of its common stock, par value $0.001, at $.045 per share from its treasury in exchange for $24,975 cash. The company sold these restricted shares to further capitalize the Company in order to pay operating expenses and to execute its business plan.

We relied on the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended (“Regulation D”), for sales to “accredited investors” (as such term is defined in Rule 501 of Regulation D).  Each purchaser represented to the Company that they are an “accredited investor.”  We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no submissions of matters to the vote of security holders in the period ended June 30, 2009.

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

APD ANTIQUITIES, INC.

BY: /s/ Cindy K. Swank Date: August 18, 2009
Cindy K. Swank, President, Treasurer, CEO, Principal Financial Officer