Form 10-Q
period 2009-09-30
APD ANTIQUITIES, INC.
filed 2009-11-19
CIK 1289046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009.

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

As of November 18, 2009, there were 2,447,111 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

APD ANTIQUITIES, INC.
BALANCE SHEETS
	September 30,	December 31,
	2009	2008
	Unaudited
ASSETS
CURRENT ASSETS
Cash	$2,243	$1,124
Inventory	4,709	4,709
Total Current Assets	6,952	5,833

TOTAL ASSETS	$6,952	$5,833

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$27,567	$29,497
Accrued expenses	3,050	12,356
Commissions payable - related party	5,462	5,462
Total Current Liabilities	36,079	47,315

LONG TERM LIABILITIES
Loan payable	5,000	5,000
Loan payable - related party	1,200	1,200
Total Long Term Liabilities	6,200	6,200

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $0.001
par value; 2,336,000 and 1,781,000 shares issued
and outstanding, respectively	2,336	1,781
Additional paid-in capital	140,339	115,919
Accumulated deficit	(178,002)	(165,381)
Total Stockholder's Equity	(35,327)	(47,681)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,952	$5,833

The accompanying condensed notes are an integral part of these interim financial statements.

APD ANTIQUITIES, INC.
STATEMENTS OF OPERATIONS

		Three Months Ended		Nine Month Ended
		September 30,	September 30,	September 30,	September 30,
		2009	2008	2009	2008
		Unaudited	Unaudited	Unaudited	Unaudited

SALES		$-	$-	$-	$-

COST OF GOODS SOLD		-	-	-	-

GROSS PROFIT		-	-	-	-

EXPENSES
Marketing		165	120	420	320
Rent		900	900	2,700	2,700
General and administrative		24	17	237	1,182
Professional fees		4205	5,443	9,264	22,001
Commissions		-	-	-	-
TOTAL EXPENSES		5,294	6,480	12,621	26,203

LOSS FROM OPERATIONS		(5,294)	(6,480)	(12,621)	(26,203)

OTHER INCOME (EXPENSE)
Interest expense		-	-	-	-
TOTAL OTHER INCOME (EXPENSE)		-	-	-	-

INCOME (LOSS) BEFORE INCOME TAXES		(5,294)	(6,480)	(12,621)	(26,203)

INCOME TAXES		-	-	-	-

NET INCOME (LOSS)		$(5,294)	(6,480)	(12,621)	$(26,203)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	nil	(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF		2,336,000	1,739,967	2,112,374	1,734,022
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED

The accompanying condensed notes are an integral part of these interim financial statements.

APD ANTIQUITIES, INC.
STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,	September 30,
	2009	2008
	Unaudited	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,261)	$(26,203)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in inventory	-	-
Increase (decrease) in accrued expenses	(9,306)	-
Increase (decrease) in accounts payable	(1,929)	18,535
Net cash provided by operating activities	(23,856)	(7,668)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	24,975	12,500
Net cash used by financing activities	24,975	12,500

Change in cash	1,119	4,832

Cash, beginning of period	1,124	3,981

Cash, end of period	$2,243	$8,813

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

APD ANTIQUITIES, INC.

Condensed Notes to the Interim Financial Statements

September 30, 2009

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

Operating results for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Advertising Costs

Advertising costs, including costs for direct mailings, are expensed when incurred.  During the nine months ending September 30, 2009, and September 30, 2008 were $420 and $320, respectively.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.    At September 30, 2009, the Company had a history of operating losses,  an accumulated deficit of $178,002 and limited cash resources. These conditions raise significant doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing  and upon  future  profitable  operations. Management's plans  are to  seek additional capital through sales of its common stock.  If necessary, the Company may sell common stock to provide additional cash to future operations and market development.  However, management has no plans to make a private offering of common stock at this time.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Inventories

Inventories are accounted for using the specific identification method, and stated at the lower of cost or market, with market representing the lower of replacement cost or estimated net realizable value. The Company has no insurance coverage on its inventory.  The Company has no inventory on consignment at September 30, 2009. In the future, if the Company consigns inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

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

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. At September 30, 2009, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1  Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2  Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3  Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2009 or 2008.

NOTE 3 – COMMITMENTS

Rental Agreement

The Company has a month-to-month rental agreement for office space in Spokane, Washington.  The monthly rent is $300.  At September 30, 2009, the Company has accrued rent payable of $12,300.

NOTE 4 – PROVISION FOR TAXES

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”)..  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

At September 30, 2009, the Company had deferred tax assets of approximately $60,500 principally arising from net operating loss carry forwards for income tax purposes calculated at an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at September 30, 2009 and 2008.

The significant components of the Company’s deferred tax assets at September 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008
Net operating loss carry forward	$178,002	$165,381

Deferred tax asset	$60,500	$56,000
Deferred tax asset valuation allowance	(60,500)	(56,000)
Net deferred tax asset	$-	$-

At September 30, 2009, the Company has net operating loss carry forwards of approximately $178,002, which expire in the years 2022 through 2029. The change in the allowance account from December 31, 2008 to September 30, 2009 was an increase of $12,621.

NOTE 5 – PREFERRED AND COMMON STOCK

The Company has 5,000,000 shares of preferred stock authorized and none issued.

On April 20, 2009 the Company sold 555,000 shares of common stock in a private placement for cash of $24,975 ($0.045 per share).

NOTE 6 – STOCK OPTION PLAN

The Company’s board of directors approved the adoption of the “2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan” by unanimous consent on January 15, 2001. This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan. No options have been issued under the plan as of September 30, 2009.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through  the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On November 9, 2009 the Company sold 111,111 shares of common stock for $0.045 per share to one investor for $5,000 cash.

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

Liquidity and Capital Resources

APD Antiquities, Inc.’s (the “Company” or “APD”) financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   We use cash and cash equivalents as its primary measure of liquidity.  Except as discussed above, management is not aware of any other known trends, events, commitments or uncertainties that will have a significant impact on liquidity.

As of September 30, 2009, we had an accumulated deficit of $178,002 compared to an accumulated deficit of $165,381 for the year ended December 31, 2008.  This must be read in conjunction with the notes to the audited financial statements of December 31, 2008.

Results of Operations

Results of operations for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008 are as follows:

Net cash used in operating activities during the nine months ended September 30, 2009 was $23,856 as compared to net cash used in operating activities during the nine months ended September 30, 2008 of $7,668.

Revenues

Total revenues amounted to $0 for the nine months ended September 30, 2009 compared to $0 for the corresponding period in the prior year.

Operating Expenses

Costs and expenses amounted to $12,621 for the nine months ended September 30, 2009 compared to $26,203 for the corresponding period in the prior year, a decrease of $13,582. The net loss decrease is primarily due to a decrease in professional fees.

Net Income or Loss

Net loss amounted to $12,621 for the nine months ended September 30, 2009 compared to a net loss of $26,203 for the corresponding period in the prior year, a decrease of $13,582. The net loss decrease is primarily due to a decrease in professional fees.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4.  CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of December 31, 2008, relating to fundamental elements of an effective control environment and adequate segregation of duties and monitoring and review activities described in the 2008 Annual Report on Form 10-K, the Company’s management concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were ineffective.

In addition, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Registrant is not currently involved in any litigation.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There have been no submissions of matters to the vote of security holders in the period ended September 30, 2009.

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

APD ANTIQUITIES, INC.

BY: /s/ Cindy K. Swank Date: November 19, 2009
Cindy K. Swank, President, Treasurer, CEO, Principal Financial Officer