Form 10-K
period 2009-12-31
APD ANTIQUITIES, INC.
filed 2010-04-13
CIK 1289046

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (2,198,143 shares) as of December 31, 2009 was approximately $98,916 based upon $0.045 per share, the last price at which the stock was issued on November 10, 2009.  The shares of our company are currently listed on the OTC Bulletin Board.

The Registrant had 2,711,111 shares of Common Stock outstanding as of December 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

14A Proxy Statement was filed on December 22, 2009 and is referenced in Item 4 of this Form 10-K.

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

PART I

ITEM 1. BUSINESS

Business Development

APD Antiquities, Inc. (hereinafter "We", the "Registrant" or the "Company") was incorporated in the State of Nevada on July 23, 1996.

APD Antiquities, Inc. is an e-Commerce based Company engaged in the business of acquiring and marketing antiques. As of December 31, 2009 our inventory consists of four antiques, with an inventory cost of $4,709.00. Retail sales of antiques and collectibles are primarily facilitated through our website: www.apd-antiquities.com.

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

For the year ended December 31, 2009, the Company sold no items and recorded no revenues.

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

The Company

The Company’s plan of operation for the coming year is to identify and acquire a favorable business opportunity through merger or acquisition. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

Although the Company is still investigating the profitability of pursuing the antiquities business, management is of the belief that there may be more value for our shareholders if we were able to attract a more substantial operating company and engage in a merger or business combination of some kind, or acquire assets or shares of an entity actively engaged in business which generates revenues. Any business combination or transaction may result in a significant issuance of shares and substantial dilution to our present stockholders. The Company may also purchase stock or assets of an existing business.  On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, the Company’s officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company’s shareholders.

The Company does not intend to restrict its consideration to any particular business or industry segment, and the Company may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, biotechnology, service, natural resources, manufacturing or high-technology. However, due to the Company’s limited financial resources, the scope and number of suitable business venture candidates is limited, and most likely the Company will not be able to participate in more than a single business venture. Accordingly, it is anticipated that the Company will not be able to diversify, but may be limited to one merger or acquisition. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another.

The Company’s operation following any future merger or acquisition of a business cannot be predicted at the present time.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on January 30, 2010.  Set forth below is a summary of each matter voted upon at the meeting and the number of votes cast for, against, withheld or abstained.  Both proposals passed.

Proposal #1: The re-election of Cindy Swank, Edward Wong Wah On , and Timothy Kuh to serve on the Board of Directors:

Nominee	Total Votes For All Nominees	Total Votes Withheld From All Nominees
Cindy Swank	1,366,268	0
Edward Wong Wah On	1,366,268	0
Timothy Kuh	1,366,268	0

Proposal #2: Ratification of the appointment of BehlerMick PS as our independent auditors for the year ending December 31, 2010:

Total Votes For	Total Votes Against	Abstained
1,366,268	0	0

PART II

ITE M 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

THERE IS NO PUBLIC MARKET FOR THE COMPANY'S COMMON STOCK. THE COMPANY'S COMMON STOCK, PAR VALUE $.001, HAS NEVER BEEN TRADED ON ANY NATIONAL EXCHANGE OR OTHER FORMAL PUBLIC EXCHANGE QUOTATION MEDIUM. THERE IS NO TRADING MARKET FOR OUR COMMON STOCK AT PRESENT AND THERE HAS BEEN NO TRADING MARKET TO DATE.

As of December 31, 2009 there were approximately 51 holders of record of the Company's Common Stock before calculating individual participants in security position listings pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934. The Company's transfer agent Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501, reported approximately 51 beneficial owners of 2,711,111 shares the Company's issued and outstanding common stock, as of December 31, 2009.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Unregistered Securities

On November 10, 2009, we issued 111,111 unregistered shares of its common stock, par value $0.001, at $.045 per share to one corporation in exchange for $5,000 cash.  We sold these restricted shares to further capitalize the Company in order to pay operating expenses and to execute our business plan . We relied on the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended (“Regulation D”), for sales to “accredited investors” (as such term is defined in Rule 501 of Regulation D).  The purchaser has represented to the Company that it is an “accredited investor.”  We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING PLAN OF OPERATIONS SECTION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ON PAGES 15 THROUGH 25 OF THIS ANNUAL REPORT ON FORM 10-K. ALL STATEMENTS IN THIS ANNUAL REPORT RELATED TO APD ANTIQUITIES’ CHANGING FINANCIAL OPERATIONS AND EXPECTED FUTURE OPERATIONAL PLANS CONSTITUTE FORWARD-LOOKING STATEMENTS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS. FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE.

The Company’s plan of operation for the coming year is to identify and acquire a favorable business opportunity through merger or acquisition. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

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

We have had minimal operations and very limited revenues. From inception we have accumulated an operating deficit of $189,522. For the year ended December 31, 2009, we had a net loss of $24,141 on gross revenues of $0 from no sales. As of December 31, 2009, we had cash of $1,962, inventories of $4,709 and accounts receivable of zero for total current assets of $6,671. We have realized only minimal revenue from sales and had a net loss for the year ended December 31, 2009. We believe that we could experience negative operating cash flow for the foreseeable future as a result of significant increased spending on advertising, augmentation of inventory, etc.

The only development costs incurred since inception are with respect to finding suitable products that offer the Company potential for revenues and profits, as we market these products through our Website.

Our ability to achieve profitable operations is subject to the validity of our assumptions and risk factors within the industry and pertaining to the Company.

Results of Operations

FISCAL 2009 COMPARED TO FISCAL 2008

There were no revenues for the years ending December 31, 2008 or 2009.  This lack of revenue is attributed to the lack of time and focus of the president. The Company has capital restraints that have not allowed inventory augmentation and diversification, implementation of our marketing strategy, etc. There was no cost of goods sold for the years ending December 31, 2008 or 2009.

For the twelve months ending December 31, 2009, the Company reported a net loss of $24,141 on gross revenues of $0 with gross profit on sales of $0 compared to sales of $0, a gross profit of $0 and net loss of $48,441 in the year ended December 31, 2008. The Company incurred Operating Expenses of $24,141 in the year ended December 31, 2009 and $48,441 in the year ended December 31, 2008. This is a decrease of $24,300 from the year ending December 31, 2008 as compared to the year ended December 31, 2009. The major difference in the two periods being attributable to a decrease in professional fees.

The Company's independent public accountants have included explanatory paragraphs in their reports on the Company's financial statements for the years ended December 31, 2009 and 2008, which express substantial doubt about the Company's ability to continue as a going concern. As discussed in Footnote 2 to the Company's financial statements, included with this 10-K, the Company has suffered recurring losses from operations since inception and accumulated deficit that raises substantial doubt about its ability to continue as a going concern.

Liquidity and Capital Resources

APD Antiquities, Inc. has limited assets. As of December 31, 2009, our assets consisted of cash of $1,962, inventories of $4,709 and accounts receivable of zero for total assets of $6,671.

The current President of the Company owns a total of 202,004 shares of the Company's authorized stock, which she paid $1,150 in cash. Additionally, a private placement offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1933, as amended, pursuant to Regulation D, Rule 504, of the Act. Between May 1, 1999 and May 24, 1999, we raised $51,000 through the sale of 51,000 thousand (51,000) shares of common stock in connection with the above-mentioned private placement offering, at a price of $1.00 per share, to forty (40) unaffiliated shareholders. On December 21, 2004, the Company implemented a 4 for 1 split of the common stock. In September of 2004, we raised $10,000 through the sale of forty thousand (40,000) shares of common stock at a price of $.25 per share, to one unaffiliated shareholder.  In June of 2005, we raised $25,000 through the sale of two hundred fifty thousand (250,000) shares of common stock at a price of $.10 per share, to one unaffiliated shareholder.  In October of 2007, we raised $12,500 through the sale of twenty-five thousand (25,000) shares of common stock at a price of $.25 per share, to one unaffiliated shareholder.  In September of 2008, we raised $12,500 through the sale of forty thousand (25,000) shares of common stock at a price of $.50 per share, to one unaffiliated shareholder.  In November of 2008, we raised $5,000 through the sale of twenty-five thousand (25,000) shares of common stock at a price of $.20 per share, to one unaffiliated shareholder.  In April 2009, we issued 555,000 unregistered shares of its common stock, par value $0.001, at $.045 per share from our treasury to three corporations in exchange for $24,975 cash.  In November of 2009, we raised $5,000 through the sale of one hundred eleven thousand one hundred eleven (111,111) shares of common stock at a price of $.045 per share, to one unaffiliated company.

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

The Company has no inventory on consignment at December 31, 2009 or 2008. In the future, if the Company consigns inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

ITEM 7 A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS

To the Board of Directors and

Stockholders of APD Antiquities, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of APD Antiquities, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement .  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APD Antiquities, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/BehlerMick PS

BehlerMick PS

Certified Public Accountants

Spokane, Washington

March 30, 2010

APD ANTIQUITIES, INC.

BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$1,962	$1,124
Inventory	4,709	4,709
Total Current Assets	6,671	5,833
TOTAL ASSETS	$6,671	$5,833

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$13,456	$29,497
Accrued expenses	10,200	12,356
Commissions payable - related party	5,462	5,462
Total Current Liabilities	29,118	47,315

LONG TERM LIABILITIES
Loan payable – related party	5,000	5,000
Note Payable	1,200	1,200
Total Long Term Liabilities	6,200	6,200

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 5,000,000 shares authorized, $0.001 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $0.001 par value; 1,781,000 and 1,731,000 shares issued and outstanding, respectively	2,711	1,781
Additional paid-in capital	158,164	115,919
Accumulated deficit	(189,522)	(165,381)
Total Stockholder's Equity (Deficit)	(28,647)	(47,681)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$6,671	$5,833

The accompanying notes are an integral part of these financial statements.

APD ANTIQUITIES, INC.

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2009	2008

SALES	$-	$-

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

EXPENSES
Marketing	585	441
Rent	3,600	3,600
General and administrative	271	1,805
Professional fees	19,685	42,595

Commissions	-	-
TOTAL EXPENSES	24,141	48,441

LOSS FROM OPERATIONS	(24,141)	(48,441)

OTHER INCOME (EXPENSE)
Interest expense	-	-
TOTAL OTHER INCOME (EXPENSE)		-

INCOME (LOSS) BEFORE INCOME TAXES	(24,141)	(48,441)
INCOME TAXES		-
NET LOSS	$(24,141)	$(48,441)

NET LOSS PER COMMON SHARE,BASIC AND DILUTED	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	2,186,016	1,741,519

The accompanying notes are an integral part of these financial statements.

APD ANTIQUITIES, INC.

STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2005	1,698,000	1,698	82,002	(71,792)	11,908

Common stock issued for cash	8,000	8	3,992	-	4,000

Net loss for year ended December 31, 2006	-	-	-	(24,009)	(24,009)

Balance, December 31, 2006	1,706,000	$1,706	$85,994	$(95,801)	$(8,101)

Common stock Issued for cash	25,000	$25	$12,475	-	$12,500

Net loss for year ended December 31, 2007	-	-	-	$(21,139)	$(21,139)

Balance, December 31, 2007	1,731,000	$1,731	$98,469	$(116,940)	$(16,740)

Common stock issued for cash September 5, 2008	25,000	25	12,475	-	12,500

Common stock issued for cash November, 26 2008	25,000	25	4,975	-	5,000

Net loss for the year ended December 31, 2008	-	-	-	(48,441)	(48,441)

Balance, December 31, 2008	1,781,000	1,781	115,919	(165, 381)	(47,681)

Common stock issued for cash April 20, 2009	555,000	555	24,420	-	24,975

Common stock issued for cash November 9, 2009	111,111	111	4,889	-	5,000

Common stock issued for cash December 29, 2009	264,000	264	12,936	-	13,200

Net loss for the period ended December 31, 2009	-	-	-	(24,141)	(24,141)

Balance, December 31, 2009	2,711,111	2,711	158,164	(189,522)	(28,647)

The accompanying notes are an integral part of these financial statements.

APD ANTIQUITIES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,141)	$(48,441)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Decrease (increase) in inventory	-	-
Increase (decrease) in accrued expenses	(2,156)	12,356
Increase (decrease) in accounts payable	(16,040)	18,728
Net cash provided (used) by operating activities	(42,337)	(17,357)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	43,175	17,500
Repayment of note payable	-	(3,000)
Net cash provided by financing activities	43,175	14,500

Change in cash	838	(2,857)

CASH, BEGINNING OF PERIOD	1,124	3,981
CASH, END OF PERIOD	$1,962	$1,124

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for conversion of accounts payable	$13,200	$-

The accompanying notes are an integral part of these financial statements.

APD ANTIQUITIES, INC.

Notes to the Financial Statements

December 31, 2009

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

Advertising Costs

Advertising costs, including costs for direct mailings, are expensed when incurred.  During the year ending December 31, 2009, and December 31, 2008 were $585 and $441, respectively.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  At December 31, 2009, the Company had a history of operating losses, an accumulated deficit of $189,522 and limited cash resources. These conditions raise significant doubt about the Company’s ability to continue as a going concern.

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

Inventories

Inventories are accounted for using the specific identification method, and stated at the lower of cost or market, with market representing the lower of replacement cost or estimated net realizable value. The Company has no insurance coverage on its inventory.  The Company has no inventory on consignment at December 31, 2009. In the future, if the Company consigns inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

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

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. At December 31, 2009, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended December 31, 2009 or 2008.

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

At December 31, 2009, the Company had deferred tax assets of approximately $64,000 principally arising from net operating loss carry forwards for income tax purposes calculated at an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at December 31, 2009 and 2008.

The significant components of the Company’s deferred tax assets at December 31, 2009 and December 31, 2008 were as follows:

	December 31, 2009	December 31, 2008
Net operating loss carry forward	$189,522	$165,381

Deferred tax asset	$64,000	$56,000
Deferred tax asset valuation allowance	(64,000)	(56,000)
Net deferred tax asset	$-	$-

At December 31, 2009, the Company has net operating loss carry forwards of approximately $189,522, which expire in the years 2022 through 2029. The change in the allowance account from December 31, 2008 to December 31, 2009 was an increase of $8,000.

NOTE 5 – PREFERRED AND COMMON STOCK

The Company has 5,000,000 shares of preferred stock authorized and none issued.

On April 20, 2009 the Company sold 555,000 shares of common stock in a private placement for cash of $24,975 ($0.045 per share).

On November 9, 2009 the Company sold 111,111 shares of common stock in a private placement for cash of $5,000 ($0.045 per share).

On December 29, 2009 the Company converted a payable of $13,200 to 264,000 shares of common stock at $0.05 per share.

NOTE 6 – STOCK OPTION PLAN

The Company’s board of directors approved the adoption of the “2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan” by unanimous consent on January 15, 2001. This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan. No options have been issued under the plan as of December 31, 2009.

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.

A subsidiary or group of assets that is a business or nonprofit activity

2.

A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3.

An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.

Sales of in substance real estate.  Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.

Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

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

On March 1, 2010, the Company signed a promissory note with an unrelated party for $10,000 at eight percent (8%) interest which is due and payable on February 28, 2011.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, including our principal Executive Officer and our principal Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of December 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive and Chief Financial Officer, to allow timely decisions regarding required disclosures. As described below in the Management’s Report on Internal Control over Financial Reporting, management has reported material weaknesses in the internal control over financial reporting as of December 31, 2009. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2009, due to the reported material weaknesses.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of December 31, 2009 because fundamental elements of an effective control environment were missing or inadequate as of December 31, 2009, including a documented ethics or values statement, a code of conduct, and independent oversight and monitoring of financial reporting, financial reporting processes and procedures, and internal control procedures. At present, the Board of Directors is comprised entirely of individuals performing management functions. Because no Directors are independent, no Audit Committee has been established to which the Board could delegate its oversight responsibilities. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Additionally, due to the size of the Company, it was not possible to ensure adequate segregation of duties between incompatible functions, and management has not established or implemented monitoring procedures to mitigate this risk. Due to a lack of personnel, it was not possible to ensure that both routine and non-routine financial information was adequately analyzed and reviewed on a timely basis to detect misstatements.

Based on this assessment and the material weakness described above, management has concluded that as of December 31, 2009, our internal control over financial reporting was not effective based on criteria in Internal Control – Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies issued by the COSO.

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

Management intends, as capital resources allow, to take the following steps to remediate the material weaknesses we identified as follows:

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

Name	Age	Position with the Company	Has Served as Director Continuously Since
Cindy K. Swank	54	President, Treasurer and Director	August 1999
Timothy J. Kuh	35	Vice President and Director	December 2004
Edward Wong Wah On	42	Secretary and Director	March 2003

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

ITEM 11.  EXECUTIVE COMPENSATION

A.   Summary Compensation Table

The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2009 and 2008, of those persons who were (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000. No person received compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

NAME AND				OTHER ANNUAL
PRINCIPAL POSITION	YEAR	SALARY	BONUS	COMPENSATION (1)
Cindy Swank	2009	$-0-	-0-	$-0-
President, Treasurer	2008	$-0-	-0-	$-0-
Chief Executive Officer	2007	$-0-	-0-	$-0-

*The officers/directors do not receive salaries but are to be compensated for sales generated on behalf of the Company. Compensation is based solely on bringing business to the Company. A nine percent (9%) commission is equally divided amongst the officers/directors for each sale made. No commissions were paid during the year ended December 31, 2009.

B. Narrative Disclosure to Summary Compensation Table

During the fiscal year ended December 31, 2009, no director received any compensation for attending meetings of the Board of Directors and the Company presently intends that the same will be the case for the fiscal year ended December 31, 2010. Directors are reimbursed, however, for reasonable expenses incurred on behalf of the Company.

C. Outstanding Equity Awards at Fiscal Year End

No director had been granted any equity compensation, including option grants, as of December 31, 2009.

D. Compensation of Directors

No compensation was paid to directors for their director services during the fiscal year ending December 31, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of Common Shares beneficially owned, as of the date of this filing, out of 2,711,111 shares, by: (i) the beneficial owners of more than five percent of the Common Stock of the Company; (ii) all Directors of the Company; (iii) each of the named Executive Officers; and, (iv) all Officers and Directors of the Company as a group:

Name of Title of Class	Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Class
Common	Cindy K. Swank (2)	202,004	9%
Common	Wong Wah On Edward (3)	400	0%
Common	Raymond J. Kuh (4)	201,004	9%
Common	Peter Yauschew (5) Oberaschauer Str. 2 83355 Grabenstatt, Chiemsee, Germany	133,732	6%
Common	Merridy Buttice (6) 914 Hobson St. Walla Walla, WA 99362	133,732	6%
Common	Peter Schmid (7) Wiesenweg 7 85653 Aying, Germany	133,732	6%
Common	Klaus Lewin (8) Meisenweg 15 50126 Bergheim, Germany	308,564	14%
Common	Donna Street (9) PO Box 216 Rockford, WA 99030	133,332	6%
Common	Timothy Kuh (10)	2,000	0%
Common	Yu Shum Cheung (11) The Galleria Ste. 2702 9 Queen’s Road Central Hong Kong, PRC	251,500	11%
Common	Medford Financial, Ltd. 60 Market Square, Belize City, Belize	185,000	8%
Common	Sierra Growth, Inc. Henville Building, Charlestown, Nevis	185,000	8%
Common	Stonehurst Limited Oliaji trade Centre, Suite 13, Francis Rachel Street, Victoria, Seychelles	185,000	8%
Common	All Executive Officers, Directors as a Group (3 persons) (15)	204,404	9%

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
(11) Yu Shum Cheung. Includes 251,500 shares of common stock held by Shum Cheung Yu.
(12) Medford Financial, Ltd. Includes 185,000 shares of common stock held by Medford Financial, Ltd.
(13) Sierra Growth, Inc. Includes 185,000 shares of common stock held by Sierra Growth, Inc.
(14) Stonehurst Limited. Includes 185,000 shares of common stock held by Stonehurst Limited.
(15) Includes the shares of Common Stock beneficially owned by Ms. Swank, Mr. Tim Kuh, and Mr. Wong Wah On.

Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At December 31, 2009 we had outstanding 2,711,111 shares of common stock.

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

The Company's officers/directors do not receive salaries but are being compensated for sales generated on behalf of the Company. Compensation is based solely on bringing business to the Company. A nine percent (9%) commission is equally divided amongst the officers/directors for each item sold. From inception the current corporate officer/director, Ms. Swank, was paid a total of $ 4,529.35 for sales arranged on behalf of the Company. Additionally, as a result of no revenue and minimal operations, no commissions were accrued during the year ended December 31, 2009 and any commissions payable to Ms. Swank were accrued on our books during that fiscal year.

Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2009.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BehlerMick PS, Certified Public Accountants, are the Company’s independent auditors to examine the financial statements of the Company for the fiscal year ending December 31, 2009. BehlerMick PS has performed the following services and has been paid the following fees for these fiscal years.

 Audit Fees. Aggregate fees billed for professional services rendered by BehlerMick in connection with its audit of APD’s financial statements as of and for the years ended December 31, 2009, and 2008, its reviews of APD’s unaudited condensed consolidated interim financial statements, and for SEC consultations and filings were $26,932 and $28,529, respectively.

Audit-Related Fees. BehlerMick PS was not paid additional fees for the fiscal year ended December 31, 2008 and December 31, 2009 for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees - BehlerMick any aggregate fees for the fiscal year 2009 for professional services rendered for tax compliance. We did not incur any fees and expenses from BehlerMick PS for the fiscal year 2008 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees - We did not incur any other fees and expenses from BehlerMick PS for the fiscal years 2008 and 2009 annual audits.

Our pre-approval policies and procedures for the board, acting in lieu of a separately designated, independent audit committee, described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

 The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1 & 2.  Financial Statements See Item 8 in Part II of this report.

All other financial statement schedules are omitted because the information required to be set forth therein is not applicable or because that information is in the financial statements or notes thereto.

(a) 3

.	Exhibits

2.1

Acquisition Agreement and Plan of Merger between APD Antiquities, Inc. and GCJ, Inc. dated December 27, 2004 (Incorporated by reference to the corresponding exhibit to the Form 8-K previously filed by APD Antiquities, Inc.) on December 30, 2004 (File No. 000-50738) (the “December 30, 2004 Form 8-K”)

2.2	Articles of Merger (Nevada) dated December 29, 2004 (File No. 000-50738) (Incorporated by reference to exhibit 2.1 to the December 30, 2004 Form 8-K)

3.1	Articles of Incorporation*

3.2	By-Laws*

10.1	2001 stock Option Plan (Incorporated by reference to Exhibit 10.1 to the December 31, 2008 Annual Report on Form 10-K) (File No. 000-50738)

31.1	Section 302 CEO and Principal Financial Officer Certification

32.1	Section 1350 Certifications

* Incorporated by reference to the Registrant's Registration Statement on Form 10SB12G filed on May 3, 2004, File No. 000-50738

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 2010

APD ANTIQUITIES, INC.

By:	/s/ Cindy Swank
Cindy Swank President, Treasurer, CEO, Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Cindy K. Swank	Dated: April 12, 2010
Cindy K. Swank
Director

/s/ Edward Wong Wah On	Dated: April 12, 2010
Edward Wong Wah On
Director

/s/ Timothy J. Kuh	Dated: April 12, 2010
Timothy J. Kuh
Director