Form 10-Q
period 2010-03-31
APD ANTIQUITIES, INC.
filed 2010-05-18
CIK 1289046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010.

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

As of May 18, 2010, there were 3,311,111 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

APD ANTIQUITIES, INC.
BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,622	$1,962
Inventory	4,709	4,709
Total Current Assets	6,331	6,671

TOTAL ASSETS	$6,331	$6,671

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$17,332	$13,456
Accrued expenses	4,929	10,200
Commissions payable - related party	5,462	5,462
Total Current Liabilities	27,723	29,118

LONG TERM LIABILITIES
Loan payable	16,200	6,200
Total Long Term Liabilities	16,200	6,200

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $0.001
par value; 2,711,111 and 2,711,111 shares issued
and outstanding, respectively	2,711	2,711
Additional paid-in capital	158,164	158,164
Accumulated deficit	(198,467)	(189,522)
Total Stockholder's Equity	(37,592)	(28,647)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,331	$6,671

The accompanying condensed notes are an integral part of these interim financial statements.

APD ANTIQUITIES, INC.
STATEMENTS OF OPERATIONS

	For The Three Months Ended
	March 31,	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

SALES	$-	$-

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

EXPENSES
Marketing	162	174
Rent	900	900
General and administrative	118	24
Professional fees	7,698	3,715
TOTAL EXPENSES	8,878	4,813

LOSS FROM OPERATIONS	(8,878)	(4,813)

OTHER INCOME (EXPENSE)
Interest expense	(67)	-
TOTAL OTHER INCOME (EXPENSE)	(67)	-

INCOME (LOSS) BEFORE INCOME TAXES	(8,945)	(4,813)

INCOME TAXES	-	-

NET INCOME (LOSS)	$(8,945)	$(4,813)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF	2,711,111	1,781,000
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED

The accompanying condensed notes are an integral part of these interim financial statements.

APD ANTIQUITIES, INC.
STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	March 31,	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,945)	$(4,813)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in inventory	-	-
Increase (decrease) in accrued expenses	(5,337)	(8,656)
Increase (decrease) in accounts payable	3,875	13,276
Increase (decrease) in interest payable	67	-
Net cash provided by operating activities	(10,340)	(193)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Payment of note payable	10,000	-
Net cash used by financing activities	10,000	-

Change in cash	(340)	(193)

Cash, beginning of period	1,962	1,124

Cash, end of period	$1,622	$931

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$67	$-
Income taxes paid	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

APD ANTIQUITIES, INC.

Condensed Notes to the Financial Statements

March 31, 2010

(Unaudited)

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

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended December 31, 2009 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on April 13, 2010.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.

Advertising Costs

Advertising costs, including costs for direct mailings, are expensed when incurred.  Advertising costs incurred during the interim periods ending March 31, 2010, and 2009 were $162 and $174, respectively.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.    At March 31, 2010, the Company had a history of operating losses, an accumulated deficit of $198,467 and limited cash resources. These conditions raise significant doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management's plans are to seek additional capital through sales of its common stock to fund  future operations and market development.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Inventories

Inventories are accounted for using the specific identification method, and stated at the lower of cost or market, with market representing the lower of replacement cost or estimated net realizable value. The Company has no insurance coverage on its inventory.  The Company has no inventory on consignment at March 31, 2010. In the future, if the Company consigns inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

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

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. At March 31, 2010, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended March 31, 2010 or 2009.

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

At March 31, 2010, the Company had deferred tax assets of approximately $67,000 principally arising from net operating loss carry forwards for income tax purposes calculated at an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at March 31, 2010 and 2009.

The significant components of the Company’s deferred tax assets at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
Net operating loss carry forward	$198,467	$189,522

Deferred tax asset	$67,000	$64,000
Deferred tax asset valuation allowance	(67,000)	(64,000)
Net deferred tax asset	$-	$-

At March 31, 2010, the Company has net operating loss carry forwards of approximately $198,467, which expire in the years 2023 through 2030. The change in the allowance account from December 31, 2009 to March 31, 2010 was an increase of $3,000.

NOTE 5 – PREFERRED AND COMMON STOCK

During the quarter ended March 31, 2010 there were no issuances of preferred or common stock.

NOTE 6 – STOCK OPTION PLAN

The Company’s board of directors approved the adoption of the “2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan” by unanimous consent on January 15, 2001. This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan. No options have been issued under the plan as of March 31, 2010.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

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

On April 5, 2010, two investors purchased 600,000 shares of restricted common stock for cash of $15,000 at $0.025 per share.

On April 8, 2010, the Company repaid the $10,000 promissory note, plus $113.49 interest earned to date, to Allan Holmes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

THE FOLLOWING PLAN OF OPERATIONS SECTION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ON PAGES 3 THROUGH 12 OF THIS QUARTERLY REPORT ON FORM 10-Q.  ALL STATEMENTS IN THIS QUARTERLY REPORT RELATED TO OUR CHANGING FINANCIAL OPERATIONS AND EXPECTED FUTURE OPERATIONAL PLANS CONSTITUTE FORWARD-LOOKING STATEMENTS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS.  FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE.

Our plan of operation for the coming year is to identify and acquire a favorable business opportunity through merger or acquisition.  We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

Our existing cash position is not sufficient to support its operations.  Accordingly, we continue to examine a range of possible funding sources, including additional strategic alliances, additional equity or debt private placements, the sale of existing assets, the possibility of entering into one or more business transactions that could involve the merger or sale of the Company and/or the sale of some or all of its assets.  We do not currently have any contractual restrictions on our ability to incur debt.  Any such indebtedness could contain covenants that would restrict our operations.  There can be no assurance that additional financing will be available on terms favorable to us, or at all.  If equity or convertible debt securities are issued, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of our common stock.  This effect is attributed to the fact that while additional shares of common stock are issued from our treasury, our earnings at that particular moment remain consistent and, therefore, the earnings per share decreases.  If we are unsuccessful in these efforts, we will be required to curtail our ongoing operations.  If we were unable to sufficiently curtail our costs in such a situation, we might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceeding, or cease operations completely.

Liquidity and Capital Resources

With respect to long term liquidity (periods in excess of one year), we are unable to reasonably project or otherwise make assumptions concerning future cash flows or amounts of funds that may be available to us.  Long-term liquidity is directly dependent upon the future success of our business, including our marketing strategy, our efforts to increase sales and the costs of goods sold relative to our market price.  Management does not currently anticipate that cash flow from operations will increase in the long-term until we increase our sales and marketing activities.  Management anticipates that our operating expenses would increase in the long-term as a result of an increase in sales and marketing activities, as well as general and administrative costs.

For more information concerning our ability to continue as a going concern, see Note 2 to the consolidated financial statements.  Our significant accounting policies are also detailed in Note 2 of our Consolidated Financial Statements.

We have had minimal operations and very limited revenues.  From inception to March 31, 2010, we have accumulated an operating deficit of $198,467.  For the three months ended March 31, 2010, we had a net loss of $8,945 on gross revenues of $0 from no sales.  As of March 31, 2010, we had cash of $1,622, inventories of $4,709 and accounts receivable of $0, for total current assets of $6,331.  We have realized only minimal revenue from sales and had a net loss for the year ended December 31, 2009 and 2008.  We believe that we could experience negative operating cash flow for the foreseeable future.

The only development costs incurred since inception are with respect to finding suitable products that offer us potential for revenues and profits, as we market these products through our website.

Our ability to achieve profitable operations is subject to the validity of our assumptions and risk factors within the industry and pertaining to us.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We use cash and cash equivalents as our primary measure of liquidity.  Except as discussed above, management is not aware of any other known trends, events, commitments, or uncertainties that will have a significant impact on liquidity.

For the year ended December 31, 2009, we had an accumulated deficit of $189,522 compared to an accumulated deficit of $165,381 for the year ended December 31, 2008.

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

During the past two fiscal years, we have not experienced any adverse impact arising from inflation. However, in the event prices for antiques increase materially or the value of the dollar decrease against other currencies, our ability to acquire antiques, and, in turn, its ability to market such newly acquired antiques to its market, may be adversely affected. Thus, although the retail and wholesale values of our existing inventory might be favorably affected by increasing prices, passing along such increases to customers could have an inhibiting effect on our overall business. Our management believes that tangible collectibles move inversely with financial assets over the long term. As a result, during times of greater inflationary expectations, tangible collectibles may actually be the beneficiary of greater interest.

On February 26, 2010, we hired IWJ Consulting Group, LLC, for $5,000 to assist our officers and directors and act as a finder to locate potential investors and help identify and screen private companies that maybe of interest in merging with us.  We anticipate no other material commitments for capital expenditures at the present time. Management is not aware of any trend in our capital resources, which may have an impact on its income, revenue or income from continuing operations.

Results of Operations

Results of operations for the three months ended March 31, 2010, compared to the three months ended March 31, 2010 are as follows:

Net cash used in operating activities during the three months ended March 31, 2010 was $10,340 as compared to net cash used in operating activities during the three months ended March 31, 2009 of $193.  The increase was due to factors as follows.  For the three months ended March 31, 2010, we reported a net loss of $8,945, gross revenues of $0, with gross profit on sales of $0, compared to a net loss of $4,813, sales of $0, and a gross profit on sales of $0 during the three months ended March 31, 2009.  We incurred operating expenses of $8,878 in the three months ended March 31, 2010 and $4,813 in the three months ended March 31, 2009.  This is an increase of $4,065.  The major difference in the two periods was attributable to an increase in professional fees.

Our independent public accountants have included explanatory paragraphs in their reports on our financial statements for the years ended December 31, 2009 and 2008, which express substantial doubt about our ability to continue as a going concern.  As discussed in Footnote 2 of our financial statements, included with this 10-Q, we have suffered recurring losses from operations since inception and accumulated deficit that raises substantial doubt about its ability to continue as a going concern.

Revenues

Total revenues amounted to $0 for the three months ended March 31, 2010 compared to $0 for the corresponding period in the prior year.  This lack of revenue is attributed to the lack of time and focus of the president. The Company has capital restraints that have not allowed inventory augmentation and diversification, implementation of our marketing strategy, etc.  There were no cost of goods sold for the three months ended March 31, 2010 and 2009.

Operating Expenses

Costs and expenses amounted to $8,878 for the three months ended March 31, 2010, compared to $4,813 for the corresponding period in the prior year, an increase of $4,065. The net loss increase is primarily due to an increase in professional fees.

Net Income or Loss

Net loss amounted to $8,945 for the three months ended March 31, 2010 compared to a net loss of $4,813 for the corresponding period in the prior year, an increase of $4,132. The net loss increase is primarily due to an increase in professional fees.

Plan of Operations

Since commencement of operations in 1999, APD Antiquities, Inc. is in its initial operational stage as an e-commerce based company engaged in the business of acquiring and marketing antiques and collectible items, focusing our attention on high quality pieces from the Far East.  Our plan of operation for the coming year is to identify and acquire a favorable business opportunity through a merger or acquisition. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.  We expect to raise additional funds to be used as operating capital with a view to expand the business.  If necessary, we may sell common stock to provide additional cash for future operations and development.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could materially differ from those estimates.  We have disclosed all significant accounting policies in Note 2 to the financial statements included in this Form 10-Q.  Our critical accounting policies are:

Revenue recognition: Sales are recognized as revenue when the amounts are contractually earned, fixed and determinable, and there is substantial probability of collection.  Revenues from retail sales are recognized at the time the products are delivered.

Although we do not provide a written warranty on its items sold, we will refund the purchase price paid to any customer in those instances when an item sold is proven to be non-authentic.  In a majority of instances, we receive a certificate of authenticity for documents (items) purchased from our vendors and are reasonably assured as to the provenance of its products.  Since inception, we have made no refunds for the sale of any non-authentic items nor has we received any claims or notice of prospective claims relating to such items.  Accordingly, we have not established a reserve against forgery or non-authenticity.

Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our accounting estimates principally concern the net reliability of its receivables and the marketability and value of its inventory.  Actual results could differ from those estimates.

Inventories: Inventories are accounted for using the specific identification method, and stated at the lower of cost or market, with market representing the lower of replacement cost or estimated net realizable value.  We have no insurance coverage on our inventory.

We had no inventory on consignment at March 31, 2010 or 2009.  In the future, if we consign inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, including our principal executive officer and our principal financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the United States Securities Exchange Act of 1934, as amended), as of March 31, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. As described below in the Management’s Report on Internal Control over Financial Reporting, management has reported material weaknesses in the internal control over financial reporting as of March 31, 2010. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2010, due to the reported material weaknesses.

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

2.2	Articles of Merger (Nevada) dated December 29, 2004 (File No. 000-50738) (Incorporated by reference to exhibit 2.1 to the December 30, 2004 Form 8-K)

3.1	Articles of Incorporation*

3.2	By-Laws*

10.1	2001 stock Option Plan (Incorporated by reference to Exhibit 10.1 to the December 31, 2008 Annual Report on Form 10-K) (File No. 000-50738)

31.1	Section 302(a) CEO and Principal Financial Officer Certification

32.1	Section 1350 Certifications

* Incorporated by reference to the Registrant's Registration Statement on

Form 10SB12G filed on May 3, 2004, File No. 000-50738

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APD ANTIQUITIES, INC.

BY: /s/ Cindy K. Swank Date: May 18, 2010
Cindy K. Swank, President, Treasurer, CEO, Principal Financial Officer