Form 10-Q
period 2010-06-30
APD ANTIQUITIES, INC.
filed 2010-08-16
CIK 1289046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010.

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

As of August 16, 2010, there were 3,911,111 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

APD ANTIQUITIES, INC.
BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,597	$1,962
Inventory	4,709	4,709
Total Current Assets	6,306	6,671

TOTAL ASSETS	$6,306	$6,671

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$15,177	$13,456
Accrued expenses	3,530	10,200
Commissions payable - related party	5,461	5,462
Total Current Liabilities	24,168	29,118

LONG TERM LIABILITIES
Loan payable	6,200	6,200
Total Long Term Liabilities	6,200	6,200

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $0.001
par value; 3,911,111 and 2,711,111 shares issued
and outstanding, respectively	3,911	2,711
Additional paid-in capital	186,964	158,164
Accumulated deficit	(214,937)	(189,522)
Total Stockholder's Equity	(24,062)	(28,647)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,306	$6,671

The accompanying condensed notes are an integral part of these interim financial statements.

APD ANTIQUITIES, INC.
STATEMENTS OF OPERATIONS

	For Three Months Ended		For Six Month Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

SALES	$-	-	-	$-

COST OF GOODS SOLD	-	-	-	-

GROSS PROFIT	-	-	-	-

EXPENSES
Marketing	-	81	162	254
Rent	900	900	1,800	1,800
General and administrative	538	189	657	213
Professional fees	14,985	1,344	22,683	5,059
Commissions	-	-	-	-
TOTAL EXPENSES	16,423	2,514	25,302	7,326

LOSS FROM OPERATIONS	(16,423)	(2,514)	(25,302)	(7,326)

OTHER INCOME (EXPENSE)
Interest expense	(47)	-	(113)	-
TOTAL OTHER INCOME (EXPENSE)	(47)	-	(113)	-

INCOME (LOSS) BEFORE INCOME TAXES	(16,470)	(2,514)	(25,415)	(7,326)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(16,470)	(2,514)	(25,415)	$(7,326)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	(0.00)	(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF	3,482,540	2,214,022	3,098,956	1,998,707
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED

The accompanying condensed notes are an integral part of these interim financial statements.

APD ANTIQUITIES, INC.
STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	June 30,	June 30,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,415)	$(7,326)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in inventory	-	-
Increase (decrease) in accrued expenses	(6,670)	(6,306)
Increase (decrease) in accounts payable	1,720	(9,498)
Increase (decrease) in interest payable	-	-
Net cash provided by operating activities	(30,365)	(23,130)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	30,000	24,975
Payment of note payable	-	-
Net cash used by financing activities	30,000	24,975

Change in cash	(365)	1,845

Cash, beginning of period	1,962	1,124

Cash, end of period	$1,597	$2,969

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$113	$-
Income taxes paid	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

APD ANTIQUITIES, INC.

Notes to the Financial Statements

June 30, 2010

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

Advertising Costs

Advertising costs, including costs for direct mailings, are expensed when incurred.  Advertising costs incurred during the interim periods ending June 30, 2010, and 2009 were $0 and $81, respectively.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  At June 30, 2010, the Company had a history of operating losses, an accumulated deficit of $214,937 and limited cash resources. These conditions raise significant doubt about the Company’s ability to continue as a going concern.

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

Inventories

Inventories are accounted for using the specific identification method, and stated at the lower of cost or market, with market representing the lower of replacement cost or estimated net realizable value. The Company has no insurance coverage on its inventory.  The Company has no inventory on consignment at June 30, 2010. In the future, if the Company consigns inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

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

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. At June 30, 2010, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended June 30, 2010 or 2009.

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

At June 30, 2010, the Company had deferred tax assets of approximately $73,000 principally arising from net operating loss carry forwards for income tax purposes calculated at an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at June 30, 2010 and 2009.

The significant components of the Company’s deferred tax assets at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
Net operating loss carry forward	$214,937	$189,522

Deferred tax asset	$73,000	$64,000
Deferred tax asset valuation allowance	(73,000)	(64,000)
Net deferred tax asset	$-	$-

At June 30, 2010, the Company has net operating loss carry forwards of approximately $214,937, which expire in the years 2023 through 2030. The change in the allowance account from December 31, 2009 to June 30, 2010 was an increase of $9,000.

NOTE 5 – PREFERRED AND COMMON STOCK

The Company has 5,000,000 shares of preferred stock authorized and none issued.

On April 20, 2009 the Company sold 555,000 shares of common stock in a private placement for cash of $24,975 ($0.045 per share).

On November 9, 2009, the Company sold 111,111 shares of common stock in a private placement for cash of $5,000 ($0.045 per share).

On December 29, 2009, the Company converted a payable of $13,200 to 264,000 shares of common stock at $0.05 per share.

 On April 2, 2010, the Company sold 600,000 shares of common stock in a private placement for cash of $15,000 ($0.025 per share).

On May 11, 2010, the Company sold 300,000 shares of common stock in a private placement for cash of $7,500 ($0.025 per share).

On June 24, 2010, the Company sold 300,000 shares of common stock in a private placement for cash of $7,500 ($0.025 per share).

NOTE 6 – STOCK OPTION PLAN

The Company’s board of directors approved the adoption of the “2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan” by unanimous consent on January 15, 2001. This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan. No options have been issued under the plan as of June 30, 2010.

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

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.

An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.

An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

3.

The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.

Be commensurate with either of the following:

a.

The vendor's performance to achieve the milestone

b.

The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone

2.

Relate solely to past performance

3.

Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.

A description of the overall arrangement

2.

A description of each milestone and related contingent consideration

3.

A determination of whether each milestone is considered substantive

4.

The factors that the entity considered in determining whether the milestone or milestones are substantive

5.

The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.

Revenue

2.

Income before income taxes

3.

Net income

4.

Earnings per share

5.

The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods. Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date, through the date when the financial statements were issued, to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Liquidity and Capital Resources

With respect to long term liquidity (periods in excess of one year), we are unable to reasonably project or otherwise make assumptions concerning future cash flows or amounts of funds that may be available to us.  Long-term liquidity is directly dependent upon the future success of our business, including our marketing strategy, our efforts to increase sales, and the costs of goods sold relative to our market price.  Management does not currently anticipate that cash flow from operations will increase in the long-term until we increase our sales and marketing activities.  Management anticipates that our operating expenses would increase in the long-term as a result of an increase in sales and marketing activities, as well as general and administrative costs.

For more information concerning our ability to continue as a going concern, see Note 2 to the consolidated financial statements.  Our significant accounting policies are also detailed in Note 2 of our Consolidated Financial Statements.

We have had minimal operations and very limited revenues.  From inception to June 30, 2010, we have accumulated an operating deficit of $214,937 For the six months ended June 30, 2010, we had a net loss of $25,415 on gross revenues of $0 from no sales.  As of June 30, 2010, we had cash of $1,597, inventories of $4,709 and accounts receivable of $0, for total current assets of $6,306.  We have realized only minimal revenue from sales and had a net loss for the year ended December 31, 2009 and 2008.  We believe that we could experience negative operating cash flow for the foreseeable future.

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

The current President of the Company owns a total of 202,004 shares of the Company's authorized stock, which she paid $1,150 in cash. Additionally, a private placement offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1933, as amended, pursuant to Regulation D, Rule 504, of the Act. Between May 1, 1999 and May 24, 1999, we raised $51,000 through the sale of 51,000 thousand (51,000) shares of common stock in connection with the above-mentioned private placement offering, at a price of $1.00 per share, to forty (40) unaffiliated shareholders. On December 21, 2004, the Company implemented a 4 for 1 split of the common stock. In September of 2004, we raised $10,000 through the sale of forty thousand (40,000) shares of common stock at a price of $.25 per share, to one unaffiliated shareholder.  In June of 2005, we raised $25,000 through the sale of two hundred fifty thousand (250,000) shares of common stock at a price of $.10 per share, to one unaffiliated shareholder.  In October of 2007, we raised $12,500 through the sale of twenty-five thousand (25,000) shares of common stock at a price of $.25 per share, to one unaffiliated shareholder.  In September of 2008, we raised $12,500 through the sale of forty thousand (25,000) shares of common stock at a price of $.50 per share, to one unaffiliated shareholder.  In November of 2008, we raised $5,000 through the sale of twenty-five thousand (25,000) shares of common stock at a price of $.20 per share, to one unaffiliated shareholder.  In April 2009, we issued 555,000 unregistered shares of its common stock, par value $0.001, at $.045 per share from our treasury to three corporations in exchange for $24,975 cash.  In November of 2009, we raised $5,000 through the sale of one hundred eleven thousand one hundred eleven (111,111) shares of common stock at a price of $.045 per share, to one unaffiliated company.  In May of 2010, we raised $15,000 through the sale of six hundred thousand (600,000) shares of common stock at a price of $.025 per share, to two unaffiliated companies.

The inventory periodically reviewed by management to determine if there has been any known auction or interdealer sales of similar antiques at reduced prices and to determine if a reduction in the inventory carrying value is needed. Our review of our inventory of antiques has shown no decline in market value below cost.

During the past two fiscal years, we have not experienced any adverse impact arising from inflation.  However, in the event prices for antiques increase materially or the value of the dollar decreases against other currencies, our ability to acquire antiques, and, in turn, its ability to market such newly acquired antiques to its market, may be adversely affected. Thus, although the retail and wholesale values of our existing inventory might be favorably affected by increasing prices, passing along such increases to customers could have an inhibiting effect on our overall business. Our management believes that tangible collectibles move inversely with financial assets over the long term. As a result, during times of greater inflationary expectations, tangible collectibles may actually be the beneficiary of greater interest.

On February 26, 2010, we hired IWJ Consulting Group, LLC, for $5,000 to assist our officers and directors and act as a finder to locate potential investors and help identify and screen private companies that maybe of interest in merging with us.  We anticipate no other material commitments for capital expenditures at the present time. Management is not aware of any trend in our capital resources, which may have an impact on its income, revenue, or income from continuing operations.

Results of Operations

Results of operations for the six months ended June 30, 2010, compared to the six months ended June 30, 2010 are as follows:

Net cash used in operating activities during the six months ended June 30, 2010 was $30,365 as compared to net cash used in operating activities during the six months ended June 30, 2009 of $23,130.  The increase was due to factors as follows.  For the six months ended June 30, 2010, we reported a net loss of $25,415, gross revenues of $0, with gross profit on sales of $0, compared to a net loss of $7,326 sales of $0, and a gross profit on sales of $0 during the six months ended June 30, 2009.  We incurred operating expenses of $25,302 in the six months ended June 30, 2010 and $7,326 in the six months ended June 30, 2009.  This is an increase of $17,976.  The major difference in the two periods was attributable to an increase in professional fees.

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

Revenues

Total revenues amounted to $0 for the six months ended June 30, 2010 compared to $0 for the corresponding period in the prior year.  This lack of revenue is attributed to the lack of time and focus of the president. The Company has capital restraints that have not allowed inventory augmentation and diversification, implementation of our marketing strategy, etc.  There were no cost of goods sold for the six months ended June 30, 2010 and 2009.

Operating Expenses

Costs and expenses amounted to $25,302 for the six months ended June 30, 2010, compared to $7,326 for the corresponding period in the prior year, an increase of $17,976.. The net loss increase is primarily due to an increase in professional fees.

Net Income or Loss

Net loss amounted to $25,415 for the six months ended June 30, 2010 compared to a net loss of $7,326 for the corresponding period in the prior year, an increase of $18,089. The net loss increase is primarily due to an increase in professional fees.

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

We had no inventory on consignment at Jun 30, 2010 or 2009.  In the future, if we consign inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously-identified material weaknesses in internal control over financial reporting, as of December 31, 2009, described in the 2009 Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were ineffective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  There has been no progress towards remediating our previously disclosed material weakness due to the lack of funding.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Registrant is not currently involved in any litigation.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 2, 2010, we entered into definitive agreements relating to the private placement of $15,000 of its securities through the sale of 600,000 shares of its common stock at $0.025 per share to two accredited investors.  Upon the closing, there were no fees, commissions, or professional fees for services rendered in connection with the private offering.  The placement was arranged and undertaken by our officers.  The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.  We sold these restricted shares to further capitalize the Company in order to pay operating expenses and to execute our business plan.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

2.1

Acquisition Agreement and Plan of Merger between APD Antiquities, Inc. and GCJ, Inc. dated December 27, 2004 (Incorporated by reference to the corresponding exhibit to the Form 8-K previously filed by APD Antiquities, Inc.) on December 30, 2004 (File No. 000-50738) (the “December 30, 2004 Form 8-K”)

2.2	Articles of Merger (Nevada) dated December 29, 2004 (File No. 000-50738) (Incorporated by reference to exhibit 2.1 to the December 30, 2004 Form 8-K)

3.1	Articles of Incorporation*

3.2	By-Laws*

10.1	2001 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the December 31, 2008 Annual Report on Form 10-K) (File No. 000-50738)

10.2	Common Stock Purchase Agreement dated May 2, 2010. (Incorporated by reference to Form 8-K on May 6, 2010, Exhibit 10.1, file no. 000-50738.)

31.1	Section 302(a) CEO and Principal Financial Officer Certification

32.1	Section 1350 Certifications

* Incorporated by reference to the Registrant's Registration Statement on

Form 10SB12G filed on May 3, 2004, File No. 000-50738

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APD ANTIQUITIES, INC.

BY: /s/ Cindy K. Swank Date: August 16, 2010
Cindy K. Swank, President, Treasurer, CEO, Principal Financial Officer