Form 10-Q
period 2010-09-30
APD ANTIQUITIES, INC.
filed 2010-11-12
CIK 1289046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010.

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

As of November 12, 2010, there were 3,911,111 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

APD ANTIQUITIES, INC.
BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$65	$1,962
Inventory	4,709	4,709
Total Current Assets	4,774	6,671

TOTAL ASSETS	$4,774	$6,671

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$18,364	$13,456
Accrued expenses	3,030	10,200
Commissions payable - related party	4,229	5,462
Total Current Liabilities	25,623	29,118

LONG TERM LIABILITIES
Loan payable	6,200	6,200
Total Long Term Liabilities	6,200	6,200

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $0.001
par value; 3,911,111 and 2,711,111 shares issued
and outstanding, respectively	3,911	2,711
Additional paid-in capital	186,964	158,164
Accumulated deficit	(217,924)	(189,522)
Total Stockholder's Equity	(27,049)	(28,647)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,774	$6,671

The accompanying condensed notes are an integral part of these interim financial statements.

APD ANTIQUITIES, INC.
STATEMENTS OF OPERATIONS

	For Three Months Ended		For Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

SALES	$-	-	-	$-

EXPENSES
Marketing	-	165	162	419
Rent	900	900	2,700	2,700
General and administrative	24	24	681	237
Professional fees	2,003	4,205	24,746	9,264
Commissions	-	-	-	-
TOTAL EXPENSES	2,927	5,294	28,289	12,620

LOSS FROM OPERATIONS	(2,927)	(5,294)	(28,289)	(12,620)

OTHER INCOME (EXPENSE)
Interest expense	-	-	(113)	-
TOTAL OTHER INCOME (EXPENSE)	-	-	(113)	-

INCOME (LOSS) BEFORE INCOME TAXES	(2,927)	(5,294)	(28,402)	(12,620)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(2,927)	(5,294)	(28,402)	$(12,620)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	(0.00)	(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF	3,911,111	2,336,000	3,372,649	2,112,374
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED

The accompanying condensed notes are an integral part of these interim financial statements.

APD ANTIQUITIES, INC.
STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	September 30,	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,402)	$(12,620)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in inventory	-	-
Increase (decrease) in accrued expenses	(7,170)	(9,306)
Increase (decrease) in accounts payable	4,908	(1,930)
Increase (decrease) in interest payable	(1,233)	-
Net cash provided by operating activities	(31,897)	(23,856)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	30,000	24,975
Net cash used by financing activities	30,000	24,975

Change in cash	(1,897)	1,119

Cash, beginning of period	1,962	1,124

Cash, end of period	$65	$2,243

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$113	$-
Income taxes paid	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

APD ANTIQUITIES, INC.

Notes to the Financial Statements

September 30, 2010

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

The Company is examining a range of possible funding sources, including additional strategic alliances, additional equity or debt private placements, the sale of existing assets, as well as the possibility of entering into one or more business transactions that could involve a merger or sale of the Company and/or the sale of some or all of its assets.

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

Advertising Costs

Advertising costs, including costs for direct mailings, are expensed when incurred.  Advertising costs incurred during the interim periods ending September 30, 2010, and 2009 were $0 and $165, respectively.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  At September 30, 2010, the Company had a history of operating losses, an accumulated deficit of $217,924 and limited cash resources. These conditions raise significant doubt about the Company’s ability to continue as a going concern.

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

Inventories

Inventories are accounted for using the specific identification method, and stated at the lower of cost or market, with market representing the lower of replacement cost or estimated net realizable value. The Company has no insurance coverage on its inventory.  The Company has no inventory on consignment at September 30, 2010. In the future, if the Company consigns inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

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

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. At September 30, 2010, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended September 30, 2010 or 2009.

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

At September 30, 2010, the Company had deferred tax assets of approximately $74,100 principally arising from net operating loss carry forwards for income tax purposes calculated at an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at September 30, 2010 and 2009.

The significant components of the Company’s deferred tax assets at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
Net operating loss carry forward	$217,402	$189,522

Deferred tax asset	$74,100	$64,000
Deferred tax asset valuation allowance	(74,100)	(64,000)
Net deferred tax asset	$-	$-

At September 30, 2010, the Company has net operating loss carry forwards of approximately $217,924, which expire in the years 2023 through 2030. The change in the allowance account from December 31, 2009 to September 30, 2010 was an increase of $10,100.

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

NOTE 6 – STOCK OPTION PLAN

The Company’s board of directors approved the adoption of the “2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan” by unanimous consent on January 15, 2001. This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan. No options have been issued under the plan as of September 30, 2010.

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

Our plan of operation for the coming year, if reasonable funding is not obtained to support operations, is to identify and acquire a favorable business opportunity through merger or acquisition.  We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

Our existing cash position is not sufficient to support our operations.  Accordingly, we continue to examine a range of possible funding sources, including additional strategic alliances, additional equity or debt private placements, the sale of existing assets, as well as the possibility of entering into one or more business transactions that could involve a merger or sale of the Company and/or the sale of some or all of its assets.  We do not currently have any contractual restrictions on our ability to incur debt.  Any such indebtedness could contain covenants that would restrict our operations.  There can be no assurance that additional financing will be available on terms favorable to us, or at all.  If equity or convertible debt securities are issued, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of our common stock.  This effect is attributed to the fact that while additional shares of common stock are issued from our treasury, our earnings at that particular moment remain consistent and, therefore, the earnings per share decreases.  If we are unsuccessful in these efforts, we will be required to curtail our ongoing operations.  If we were unable to sufficiently curtail our costs in such a situation, we might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceeding, or cease operations completely.

Liquidity and Capital Resources

With respect to long term liquidity (periods in excess of one year), we are unable to reasonably project or otherwise make assumptions concerning future cash flows or amounts of funds that may be available to us. With additional funding to carry on and support operations, management anticipates that our operating expenses would increase in the long-term as a result of an increase in sales and marketing activities, as well as general and administrative costs. Long-term liquidity is directly dependent upon either the future success of our business or our ability to identify and acquire a favorable business opportunity through merger or acquisition.  Without reasonable funding in the near future, we will attempt to enter into one or more business transactions that could involve a merger or sale of the Company and/or the sale of some or all of its assets to protect our shareholders’ interest and investments.

For more information concerning our ability to continue as a going concern, see Note 2 to the consolidated financial statements.  Our significant accounting policies are also detailed in Note 2 of our Consolidated Financial Statements.

We have had minimal operations and very limited revenues.  From inception to September 30, 2010, we have accumulated an operating deficit of $217,924. For the nine months ended September 30, 2010, we had a net loss of $28,402 on gross revenues of $0 from no sales.  As of September 30, 2010, we had cash of $65, inventories of $4,709 and accounts receivable of $0, for total current assets of $4,774.  We have realized only minimal revenue from sales and had a net loss for the year ended December 31, 2009 and 2008.  We believe that we could experience negative operating cash flow for the foreseeable future.

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

The current President of the Company owns a total of 202,004 shares of the Company's authorized stock, which she paid $1,150 in cash. Additionally, a private placement offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1933, as amended, pursuant to Regulation D, Rule 504, of the Act. Between May 1, 1999 and May 24, 1999, we raised $51,000 through the sale of 51,000 thousand (51,000) shares of common stock in connection with the above-mentioned private placement offering, at a price of $1.00 per share, to forty (40) unaffiliated shareholders. On December 21, 2004, the Company implemented a 4 for 1 split of the common stock. In September of 2004, we raised $10,000 through the sale of forty thousand (40,000) shares of common stock at a price of $.25 per share, to one unaffiliated shareholder.  In June of 2005, we raised $25,000 through the sale of two hundred fifty thousand (250,000) shares of common stock at a price of $.10 per share, to one unaffiliated shareholder.  In October of 2007, we raised $12,500 through the sale of twenty-five thousand (25,000) shares of common stock at a price of $.50 per share, to one unaffiliated shareholder.  In September of 2008, we raised $12,500 through the sale of twenty-five thousand (25,000) shares of common stock at a price of $.50 per share, to one unaffiliated shareholder.  In November of 2008, we raised $5,000 through the sale of twenty-five thousand (25,000) shares of common stock at a price of $.20 per share, to one unaffiliated shareholder.  In April 2009, we issued 555,000 unregistered shares of its common stock, par value $0.001, at $.045 per share from our treasury to three corporations in exchange for $24,975 cash.  In November of 2009, we raised $5,000 through the sale of one hundred eleven thousand one hundred eleven (111,111) shares of common stock at a price of $.045 per share, to one unaffiliated company.  In December of 2009, we raised $13,200 through the sale of two hundred sixty four thousand (264,000) shares of common stock at a price of $0.05 per share.  In April of 2010, we raised $15,000 through the sale of six hundred thousand (600,000) shares of common stock at a price of $.025 per share, to two unaffiliated companies.  In May and June of 2010, we raised $15,000 through the sale of six hundred thousand (600,000) shares of common stock at a price of $.025 per share.

The inventory is periodically reviewed by management to determine if there has been any known auction or interdealer sales of similar antiques at reduced prices and to determine if a reduction in the inventory carrying value is needed. Our review of our inventory of antiques has shown no decline in market value below cost.

During the past two fiscal years, there has been no adverse impact from inflation.  However, in the event prices for antiques increase materially or the value of the dollar decreases against other currencies, the ability to acquire antiques, and, in turn, its ability to market such newly acquired antiques to its market, may be adversely affected. Thus, although the retail and wholesale values of existing inventory might be favorably affected by increasing prices, passing along such increases to customers could have an inhibiting effect on the overall business. Our management believes that tangible collectibles move inversely with financial assets over the long term. As a result, during times of greater inflationary expectations, tangible collectibles may actually be the beneficiary of greater interest.

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

Results of Operations

Results of operations for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009 are as follows:

Net cash used in operating activities during the nine months ended September 30, 2010 was $31,897 as compared to net cash used in operating activities during the nine months ended September 30, 2009 of $23,856. The increase was due to factors as follows.  For the six months ended September 30, 2010, we reported a net loss of $28,402, gross revenues of $0, with gross profit on sales of $0, compared to a net loss of $12,620 sales of $0, and a gross profit on sales of $0 during the nine months ended September 30, 2009.  We incurred operating expenses of $28,289 in the nine months ended September 30, 2010 and $12,620 in the nine months ended September 30, 2009.  This is an increase of $15,669.  The major difference in the two periods was attributable to an increase in professional fees.

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

Revenues

Total revenues amounted to $0 for the nine months ended September 30, 2010 compared to $0 for the corresponding period in the prior year.  This lack of revenue is attributed to the lack of time and focus of the president. The Company has capital restraints that have not allowed inventory augmentation and diversification, implementation of our marketing strategy, etc.  There were no cost of goods sold for the nine months ended September 30, 2010 and 2009.

Operating Expenses

Costs and expenses amounted to $28,289 for the nine months ended September 30, 2010, compared to $12,620 for the corresponding period in the prior year, an increase of $15,669. The net loss increase is primarily due to an increase in professional fees.

Net Income or Loss

Net loss amounted to $28,402 for the nine months ended September 30, 2010 compared to a net loss of $12,620 for the corresponding period in the prior year, an increase of $15,782. The net loss increase is primarily due to an increase in professional fees.

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

We had no inventory on consignment at September 30, 2010 or 2009.  In the future, if we consign inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously-identified material weaknesses in internal control over financial reporting, as of December 31, 2009, described in the 2009 Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were not effective.

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

APD ANTIQUITIES, INC.

BY: /s/ Cindy K. Swank Date: November 12, 2010
Cindy K. Swank, President, Treasurer, CEO, Principal Financial Officer