Form 10-K
period 2010-12-31
APD ANTIQUITIES, INC.
filed 2011-04-01
CIK 1289046

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (3,911,111 shares) as of December 31, 2010 was approximately $97,778 based upon $0.025 per share, the last price at which the stock was issued.  The shares of our company are currently listed on the OTC Bulletin Board.

The Registrant had 4,431,111 shares of Common Stock outstanding as of April 1, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

14A Proxy Statement was filed on December 22, 2010 and is referenced in Item 4 of this Form 10-K.

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

PART I

ITEM 1. BUSINESS

Business Development

APD Antiquities, Inc. (hereinafter "We", the "Registrant" or the "Company") was incorporated in the State of Nevada on July 23, 1996.

APD Antiquities, Inc. is an e-Commerce based Company engaged in the business of acquiring and marketing antiques. As of December 31, 2010 our inventory consists of four antiques, with an inventory cost of $3,755. Retail sales of antiques and collectibles are primarily facilitated through our website: www.apd-antiquities.com.

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

Inventory of Antiques Owned

Our focus is high quality Asian antiques, Chinese art and other collectibles having their origin in Hong Kong and the Peoples Republic of China. We do not limit our inventory to Asian antiques exclusively.  We specialize in museum quality antique items such as statues, pottery, porcelain, earthen sculptures, gilt lacquer accessories, and jewelry. Other than this general mission, we have no established criterion or procedures for selecting merchandise.

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

We have two primary sales and marketing strategies. The first is a direct sales approach via an Internet retail site. Originating from our corporate headquarters, we have contracted with a local Web Designer/Internet Service Provider (ISP) for the development and hosting of our retail website. Upon accessing the site, interested parties are able to read about our Company, browse the some of the inventory items and place orders. Our gallery can be viewed at www.apd-antiquities.com. Utilizing the internet has allowed us to market antiques on a global basis. At the current time, due to the expense associated with secure credit card transactions, we do not accept credit card orders via the website.

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

For the year ended December 31, 2010, the Company sold no items and recorded no revenues.

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

Employees

As of that date of this filing, the Company has two part time independent, commissioned officers, including its executive officers, Ms. Swank and Mr. Edward Wong Wah On. Ms. Swank is currently employed by Eastern Washington University.  Mr. Wong Wah On is currently employed by Anka Consultants Limited, a consultant service provider headquartered in Sheung Wan, Hong Kong. APD Antiquities, Inc. does not serve as either individual's primary source of income. Ms. Swank currently spends about five percent (5%) of her free time on our operations. Mr. Wong is currently only able to dedicate a few hours per week working on our operations and is the person primarily responsible for selecting and purchasing antiques and collectibles. Our bylaws do not establish a minimum time commitment expected of each officer. We have no employment agreements with Ms. Swank or Mr. Wong.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on January 31, 2011.  Set forth below is a summary of each matter voted upon at the meeting and the number of votes cast for, against, withheld or abstained.  Both proposals passed.

Proposal #1: The re-election of Cindy Swank, Edward Wong Wah On, and Timothy Kuh to serve on the Board of Directors:

Nominee	Total Votes For All Nominees	Total Votes Withheld From All Nominees
Cindy Swank	1,366,268	0
Edward Wong Wah On	1,366,268	0
Timothy Kuh	1,366,268	0

Proposal #2: Ratification of the appointment of BehlerMick PS as our independent auditors for the year ending December 31, 2011:

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

As of December 31, 2010 there were approximately 53 holders of record of the Company's Common Stock before calculating individual participants in security position listings pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934. The Company's transfer agent Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501, reported approximately 53 beneficial owners of 3,911,111 shares the Company's issued and outstanding common stock, as of December 31, 2010.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Unregistered Securities

On June 24, 2010, we received $7,500 cash for 300,000 unregistered shares of common stock, par value $0.001, at $.025 per share. Stock certificates have not been issued to date. This investment is to be used to further capitalize the Company in order to pay operating expenses and to execute our business plan. We will rely on the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended (“Regulation D”), for sales to “accredited investors” (as such term is defined in Rule 501 of Regulation D).  The purchaser has represented to the Company that they are an “accredited investor.”  We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.

On May 11, 2010, we received a $7,500 cash investment. The investment was exchanged for 300,000 unregistered shares of common stock, par value $0.001, at $.025 per share. Stock certificates have not been issued to date. This investment is to be used for further capitalize the Company in order to pay operating expenses and to execute our business plan. We will rely on the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended (“Regulation D”), for sales to “accredited investors” (as such term is defined in Rule 501 of Regulation D).  The purchaser has represented to the Company that they are an “accredited investor.”  We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.

On April 2, 2010, we issued 600,000 unregistered shares of common stock, par value $0.001, at $.025 per share to one corporation in exchange for $15,000 cash.  We sold these restricted shares to further capitalize the Company in order to pay operating expenses and to execute our business plan. We relied on the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended (“Regulation D”), for sales to “accredited investors” (as such term is defined in Rule 501 of Regulation D).  The purchaser has represented to the Company that it is an “accredited investor.”  We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.

On November 10, 2009, we issued 111,111 unregistered shares of common stock, par value $0.001, at $.045 per share to one corporation in exchange for $5,000 cash.  We sold these restricted shares to further capitalize the Company in order to pay operating expenses and to execute our business plan. We relied on the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended (“Regulation D”), for sales to “accredited investors” (as such term is defined in Rule 501 of Regulation D).  The purchaser has represented to the Company that it is an “accredited investor.”  We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.

On April 20, 2009, we issued 555,000 unregistered shares of common stock, par value $0.001, at $.045 per share to three corporations in exchange for $24,975 cash.   Each purchaser invested $8,325 and was issued 185,000 shares.  We sold these restricted shares to further capitalize the Company in order to pay operating expenses and to execute our business plan.  We relied on the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended (“Regulation D”), for sales to “accredited investors” (as such term is defined in Rule 501 of Regulation D).  Each purchaser has represented to the Company that they are an “accredited investor.”  We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.

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

For more information concerning the Company's ability to continue as a going concern, see Note 2 to the financial statements. The Company's significant accounting policies are also detailed in Note 2 of the Company's Financial Statements.

We have had minimal operations and very limited revenues. From inception we have accumulated an operating deficit of $224,162. For the year ended December 31, 2010, we had a net loss of $34,640 on gross revenues of $0 from no sales. As of December 31, 2010, we had cash of $41, inventories of $3,755 and accounts receivable of zero for total current assets of $3,796. We have realized only minimal revenue from sales and had a net loss for the year ended December 31, 2010. We believe that we could experience negative operating cash flow for the foreseeable future as a result of significant increased spending on advertising, augmentation of inventory, etc.

The only development costs incurred since inception are with respect to finding suitable products that offer the Company potential for revenues and profits, as we market these products through our Website.

Our ability to achieve profitable operations is subject to the validity of our assumptions and risk factors within the industry and pertaining to the Company.

Results of Operations

FISCAL 2010 COMPARED TO FISCAL 2009

There were no revenues for the years ending December 31, 2009 or 2010.  This lack of revenue is attributed to the lack of time and focus of the president. The Company has capital restraints that have not allowed inventory augmentation and diversification, implementation of our marketing strategy, etc. There was no cost of goods sold for the years ending December 31, 2009 or 2010.

For the twelve months ending December 31, 2010, the Company reported a net loss of $34,640 on gross revenues of $0 with gross profit on sales of $0 compared to sales of $0, a gross profit of $0 and net loss of $24,141 in the year ended December 31, 2009. The Company incurred Operating Expenses of $34,640 in the year ended December 31, 2010 and $24,141 in the year ended December 31, 2009. This is an increase of $10,499 from the year ending December 31, 2009 as compared to the year ended December 31, 2010. The major difference in the two periods is attributable to an increase in professional fees.

The Company's independent public accountants have included explanatory paragraphs in their reports on the Company's financial statements for the years ended December 31, 2010 and 2009, which express substantial doubt about the Company's ability to continue as a going concern. As discussed in Note 2 to the Company's financial statements, included with this 10-K, the Company has suffered recurring losses from operations since inception and accumulated deficit that raises substantial doubt about its ability to continue as a going concern.

Liquidity and Capital Resources

APD Antiquities, Inc. has limited assets. As of December 31, 2010, our assets consisted of cash of $41, inventories of $3,755 and accounts receivable of zero for total assets of $3,796.

The current President of the Company owns a total of 202,004 shares of the Company's authorized stock, which she paid $1,150 in cash. Additionally, a private placement offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1933, as amended, pursuant to Regulation D, Rule 504, of the Act. Between May 1, 1999 and May 24, 1999, we raised $51,000 through the sale of 51,000 shares of common stock in connection with the above-mentioned private placement offering, at a price of $1.00 per share, to forty  unaffiliated shareholders. On December 21, 2004, the Company implemented a 4 for 1 split of the common stock. In September of 2004, we raised $10,000 through the sale of 40,000 shares of common stock at a price of $.25 per share, to one unaffiliated shareholder.  In June of 2005, we raised $25,000 through the sale of 250,000 shares of common stock at a price of $.10 per share, to one unaffiliated shareholder.  In October of 2007, we raised $12,500 through the sale of 25,000 shares of common stock at a price of $.25 per share, to one unaffiliated shareholder.  In September of 2008, we raised $12,500 through the sale of 25,000 shares of common stock at a price of $.50 per share, to one unaffiliated shareholder.  In November of 2008, we raised $5,000 through the sale of 25,000 shares of common stock at a price of $.20 per share, to one unaffiliated shareholder.  In April 2009, we issued 555,000 unregistered shares of its common stock, par value $0.001, at $.045 per share from our treasury to three corporations in exchange for $24,975 cash.  In November of 2009, we raised $5,000 through the sale of 111,111 shares of common stock at a price of $.045 per share, to one unaffiliated company.  In April 2010, we issued 600,000 shares of unregistered shares of its common stock, par value of $0.001, at $.025 per share from our treasury to two corporations in exchange for $15,000 cash.  In May 2010, we received a $7,500 cash investment and will issue 300,000 unregistered shares of common stock, par value $0.001 at $.025 per share, to one unaffiliated individual.  In June 2010, we received $7,500 cash and will issue 300,000 unregistered shares of common stock, par value $0.001, at $.025 per share, to one unaffiliated individual.

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

ITEM 8.  FINANCIAL STATEMENTS

To the Board of Directors and Stockholders

APD Antiquities, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of APD Antiquities, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2010. APD Antiquities, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APD Antiquities, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/S/BehlerMick PS

Spokane, Washington

March 24, 2011

APD ANTIQUITIES, INC.

BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$41	$1,962
Inventory	3,755	4,709
Total Current Assets	3,796	6,671
TOTAL ASSETS	$3,796	$6,671

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$21,154	$13,456
Accrued expenses	5,500	10,200
Commissions payable - related party	4,229	5,462
Total Current Liabilities	30,883	29,118

LONG TERM LIABILITIES
Loan payable – related party	5,000	5,000
Note Payable	1,200	1,200
Total Long Term Liabilities	6,200	6,200

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 5,000,000 shares authorized, $0.001 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $0.001 par value; 3,911,111 and 2,711,111 shares issued and outstanding, respectively	3,911	2,711
Additional paid-in capital	186,964	158,164
Accumulated deficit	(224,162)	(189,522)
Total Stockholder’s Equity (Deficit)	(33,287)	(28,647)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$3,796	$6,671

The accompanying notes are an integral part of these financial statements.

APD ANTIQUITIES, INC.

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2010	2009

SALES	$-	$-

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

EXPENSES
Marketing	162	585
Rent	3,600	3,600
General and administrative	271	271
Professional fees	29,106	19,685
Commissions	-	-
TOTAL EXPENSES	34,527	24,141

LOSS FROM OPERATIONS	(34,527)	(24,141)

OTHER INCOME (EXPENSE)
Interest expense	(113)	-
TOTAL OTHER INCOME (EXPENSE)

INCOME (LOSS) BEFORE INCOME TAXES	(34,640)	(24,141)
INCOME TAXES
NET LOSS	$(34,640)	$(24,141)

NET LOSS PER COMMON SHARE,BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	3,508,371	2,186,016

The accompanying notes are an integral part of these financial statements.

APD ANTIQUITIES, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY(DEFICIT)

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2008	1,781,000	1,781	115,919	(165, 381)	(47,681)

Common stock issued for cash April 20, 2009	555,000	555	24,420	-	24,975

Common stock issued for cash November 9, 2009	111,111	111	4,889	-	5,000

Common stock issued for cash December 29, 2009	264,000	264	12,936	-	13,200

Net loss for the period ended December 31, 2009	-	-	-	(24,141)	(24,141)

Balance, December 31, 2009	2,711,111	2,711	158,164	(189,522)	(28,647)

Common stock issued for cash April, 2 2010	600,000	600	14,400		15,000
Common stock issued for cash May 11, 2010	300,000	300	7,200	-	7,500

Common stock issued for cash June 24, 2011	300,000	300	7,200	-	7,500

Net loss for the period ended December 31, 2010	-	-	-	(34,640)	(34,640)

Balance, September 30, 2010	3,911,111	3,911	186,964	(224,162)	(33,287)

The accompanying notes are an integral part of these financial statements.

APD ANTIQUITIES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,640)	$(24,141)
Adj Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Decrease (increase) in inventory	954	-
Increase (decrease) in accrued expenses	(4,700)	(2,156)
Increase (decrease) in accounts payable	7,698	(16,040)
Increase (decrease) in commissions payable	(1,233)	-

Net cash provided (used) by operating activities	(31,921)	(42,337)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	30,000	43,175
Net cash provided by financing activities	30,000	43,175

Change in cash	(1,921)	838

CASH, BEGINNING OF PERIOD	1,962	1,124
CASH, END OF PERIOD	$41	$1,962

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$113	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

APD ANTIQUITIES, INC.

Notes to the Financial Statements

December 31, 2010

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

The Company maintains its corporate office in Spokane, Washington and offers its products online. The Company is now searching for an acquisition target.  The Company’s fiscal year end is December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the financial statements.  The financial statements and notes are  representations of the Company’s management, which is responsible for their integrity and objectivity.

Basis of presentation

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.

Advertising Costs

Advertising costs, including costs for direct mailings, are expensed when incurred.  Advertising costs incurred during the years ending December 31, 2010, and 2009 were $162 and $585, respectively.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents.

 Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010 nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended December 31, 2010 or December 31, 2009.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Income taxes

The Company accounts for income taxes under paragraph 710-10-30-2 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”).  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Inventories

Inventories are accounted for using the specific identification method, and stated at the lower of cost or market, with market representing the lower of replacement cost or estimated net realizable value. The Company has no insurance coverage on its inventory.  The Company has no inventory on consignment at December 31, 2010. In the future, if the Company consigns inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

Due to deteriorating economic market conditions, the Company impaired its inventory to fifty percent (50%) of its original cost at December 31, 2010 for a total charge to operations of $955.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to paragraph of 260-10-45-10 of the FASB Accounting Standards Codification.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.  There were no potentially dilutive shares outstanding as of December 31, 2010 or 2009.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Revenue and Cost Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. At December 31, 2010, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value

Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

1.

Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.

Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows:

1.

Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.

Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

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

In April 2010, the FASB issued ASU No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics. The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events.  The Company will disclose the date through which subsequent events have been evaluated and that date is the date when the financial statements were issued.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $224,162 at December 31, 2010 and had a net loss of $34,640 and net cash used in operating activities of $31,921 for the year ended December 31, 2010, respectively.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – COMMITMENTS

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

NOTE 6 – STOCK OPTION PLAN

The Company’s board of directors approved the adoption of the “2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan” by unanimous consent on January 15, 2001. This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan. No options have been issued under the plan as of December 31, 2010.

NOTE 7 – INCOME TAXES

The Company accounts for income taxes and the related accounts under the liability method.  Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the income tax basis of assets and liabilities.  A valuation allowance is applied against any net deferred tax asset if , based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

At December 31, 2010 and 2009 the Company had gross deferred tax assets calculated at the expected rate of 34% of approximately $76,200 and $64,400, respectively, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $76,200 and $64,400 has been established at December 31, 2010 and 2009, respectively.

The significant components of the Company’s net deferred tax asset (liabilities) at December 31, 2010 and 2009 are as follows:

       2010__

      2009__

  Net operating loss carryforwards

$  224,162

$ 189,522

Gross deferred tax assets (liabilities):

  Net Operating Loss

$   76,200

$  64,400

  Valuation Allowance

   (76,200)

  (64,400)

Net Deferred tax asset (liability)

$          -

$         -

At December 31, 2010 and 2009, the Company has net operating loss carryforwards of approximately $224,162 and $189,522 respectively, which will expire in the years 2016 through 2030.  The net change in the allowance account was an increase of $11,800.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that the following items were reportable subsequent events to be disclosed:

On February 4, 2011 the Company sold 320,000 shares of restricted common stock to one investor at $0.025 per share for $8,000 in cash.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, our management, including the CEO, concluded that as of December 31, 2010 our disclosure controls and procedures were not effective to ensure the information required to be disclosed by an issuer in the reports we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to us, and was accumulated and communicated to our management, including our CEO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s chief executive and chief financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission

(COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of December 31, 2010 because fundamental elements of an effective control environment were missing or inadequate, including a documented ethics or values statement, a code of conduct, and independent oversight and monitoring of financial reporting, financial reporting processes and procedures, and internal control procedures. At present, the Board of Directors is comprised entirely of individuals performing management functions. Because no Directors are independent, no Audit Committee has been established to which the Board could delegate its oversight responsibilities. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

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

Based on this assessment and the material weakness described above, management has concluded that as of December 31, 2010, our internal control over financial reporting was not effective based on criteria in Internal Control – Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies issued by the COSO.

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

			Has Served as
			Director Continuously
Name	Age	Position with the Company	Since
Cindy K. Swank	55	President, Treasurer and Director	August 1999

Timothy J. Kuh	36	Vice President and Director	December 2004

Edward Wong Wah On	43	Secretary and Director	March 2003

There is no relationship by blood, marriage or adoption (not more remote than first cousin) between any Director or executive officer of the Company.

Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company.

Ms. Cindy K. Swank has been the President/Treasurer, or Secretary and Director of APD Antiquities, Inc. since 1999 and has focused on developing sales and marketing programs for the Company's products. From 1997 through the present, Ms. Swank has been self-employed as a manager-promoter of her daughter, a singer/stage performer, as well as other activities in the marketing and reorganization of websites. She attended Eastern Washington University in Cheney, WA and has awards for her accomplishments and creativity in the design industry. Mrs. Swank founded, owned and managed Daisy's Bloomers, from 1990 until 1997, when she sold the business to L&L Limited Partnership. The principle business of Daisy's Bloomers was retail sales of flowers and gifts. Mrs. Swank is currently employed by Eastern Washington University.

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

ITEM 11.  EXECUTIVE COMPENSATION

A.   Summary Compensation Table

The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2010 and 2009, of those persons who were (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000. No person received compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

NAME AND				OTHER ANNUAL
PRINCIPAL POSITION	YEAR	SALARY	BONUS	COMPENSATION (1)
Cindy Swank	2010	$-0-	-0-	$-0-
President, Treasurer	2009	$-0-	-0-	$-0-
Chief Executive Officer	2008	$-0-	-0-	$-0-

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

B. Narrative Disclosure to Summary Compensation Table

During the fiscal year ended December 31, 2010, no director received any compensation for attending meetings of the Board of Directors and the Company presently intends that the same will be the case for the fiscal year ended December 31, 2011. Directors are reimbursed, however, for reasonable expenses incurred on behalf of the Company.

C. Outstanding Equity Awards at Fiscal Year End

No director had been granted any equity compensation, including option grants, as of December 31, 2010.

D. Compensation of Directors

No compensation was paid to directors for their director services during the fiscal year ending December 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of Common Shares beneficially owned, as of the date of this filing, out of 3,311,111 shares, by: (i) the beneficial owners of more than five percent of the Common Stock of the Company; (ii) all Directors of the Company; (iii) each of the named Executive Officers; and, (iv) all Officers and Directors of the Company as a group:

		Number of Shares
Name of	Name of	Beneficially
Title of Class	Beneficial Owner (1)	Owned	Percent of Class
Common	Cindy K. Swank (2)	202,004	9%
Common	Wong Wah On Edward (3)	400	0%
Common	Raymond J. Kuh (4)	201,004	9%
Common	Peter Yauschew (5) Oberaschauer Str. 2 83355 Grabenstatt, Chiemsee, Germany	133,732	6%
Common	Merridy Buttice (6) 914 Hobson St. Walla Walla, WA 99362	133,732	6%
Common	Peter Schmid (7) Wiesenweg 7 85653 Aying, Germany	133,732	6%
Common	Klaus Lewin (8) Meisenweg 15 50126 Bergheim, Germany	308,564	14%
Common	Donna Street (9) PO Box 216 Rockford, WA 99030	133,332	6%
Common	Timothy Kuh (10)	2,000	0%
Common	Yu Shum Cheung (11) The Galleria Ste. 2702 9 Queen’s Road Central Hong Kong, PRC	251,500	11%
Common	Medford Financial, Ltd. 60 Market Square, Belize City, Belize	185,000	8%
Common	Sierra Growth, Inc. Henville Building, Charlestown, Nevis	185,000	8%
Common	Stonehurst Limited Oliaji trade Centre, Suite 13, Francis Rachel Street, Victoria, Seychelles	185,000	8%
Common	Soto Holdings, Ltd. Ajeltake Road, Ajeltake Island, Majuro Republic of the Marshall islands, 96960	300,000	13%
Common	Diamond Dawg Investments, LLC. P.O. Box 50046 Bellevue, WA 98015	300,000	13%
Common	All Executive Officers, Directors as a Group (3 persons) (15)	204,404	9%

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

(15)

Soto Holdings, Ltd.  Includes 300,000 shares of common stock held by Soto Holdings, Ltd.

(16)

Diamond Dawg Investments, LLC. Includes 300,000 shares of common stock held by Diamond Dawg Investments, LLC.

(17)

Includes the shares of Common Stock beneficially owned by Ms. Swank, Mr. Tim Kuh, and Mr. Wong Wah On.

Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At December 31, 2010 we had outstanding 3,911,111 shares of common stock.

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

The Company's officers/directors do not receive salaries but are being compensated for sales generated on behalf of the Company. Compensation is based solely on bringing business to the Company. A nine percent (9%) commission is equally divided amongst the officers/directors for each item sold. From inception the current corporate officer/director, Ms. Swank, was paid a total of $ 4,529.35 for sales arranged on behalf of the Company. Additionally, as a result of no revenue and minimal operations, no commissions were accrued during the year ended December 31, 2010 and any commissions payable to Ms. Swank were accrued on our books during that fiscal year.

Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2010.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BehlerMick PS, Certified Public Accountants, are the Company’s independent auditors to examine the financial statements of the Company for the fiscal year ending December 31, 2010. BehlerMick PS has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees. Aggregate fees billed for professional services rendered by BehlerMick in connection with its audit of APD’s financial statements as of and for the years ended December 31, 2010, and 2009, its reviews of APD’s unaudited condensed consolidated interim financial statements, and for SEC consultations and filings were $12,425 and $16,932, respectively.

Audit-Related Fees. BehlerMick PS was not paid additional fees for the fiscal year ended December 31, 2009 and December 31, 2010 for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees - BehlerMick any aggregate fees for the fiscal year 2010 for professional services rendered for tax compliance. We did not incur any fees and expenses from BehlerMick PS for the fiscal year 2009 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees - We did not incur any other fees and expenses from BehlerMick PS for the fiscal years 2009 and 2010 annual audits.

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

Dated: April 1, 2011

APD ANTIQUITIES, INC.

By:	/s/ Cindy Swank
Cindy K. Swank, President, Treasurer, CEO, Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Cindy Swank
Cindy Swank
Director

Dated: April 1, 2011

/s/ Edward Wong Wah On
Edward Wong Wah On
Director

Dated: April 1, 2011