Form 10-Q
period 2011-03-31
APD ANTIQUITIES, INC.
filed 2011-05-16
CIK 1289046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011.

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

As of May 16, 2011, there were 4,431,111 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

APD ANTIQUITIES, INC.
BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$907	$41
Inventory	1,255	3,755
Total Current Assets	2,162	3,796

TOTAL ASSETS	$2,162	$3,796

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$9,484	$21,154
Accrued expenses	5,865	5,500
Commissions payable - related party	4,229	4,229
Related party payable	900	-
Total Current Liabilities	20,478	30,883

LONG TERM LIABILITIES
Loan payable	6,200	6,200
Total Long Term Liabilities	6,200	6,200

Total Liabilities	26,678	37,083

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $0.001
par value; 4,431,111 and 3,911,111 shares issued
and outstanding, respectively	4,431	3,911
Additional paid-in capital	199,444	186,964
Accumulated deficit	(228,391)	(224,162)
Total Stockholder's Equity	(24,516)	(33,287)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,162	$3,796

The accompanying condensed notes are an integral part of these interim financial statements.

APD ANTIQUITIES, INC.
STATEMENT OF OPERATIONS

		For Three Months Ended
		March 31, 2011	March 31, 2010
		(Unaudited)	(Unaudited)

SALES		$2,500	-

COST OF GOODS SOLD		2,500	-

GROSS PROFIT		-	-

EXPENSES
Marketing		-	161
Rent		900	900
General and administrative		34	118
Professional fees		3,295	7,698
TOTAL EXPENSES		4,229	8,877

LOSS FROM OPERATIONS		(4,229)	(8,877)

OTHER INCOME (EXPENSE)
Interest expense		-	(67)
TOTAL OTHER INCOME (EXPENSE)		-	(67)

INCOME (LOSS) BEFORE INCOME TAXES		(4,229)	(8,944)

INCOME TAXES		-	-

NET INCOME (LOSS)		$(4,229)	(8,944)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	nil

WEIGHTED AVERAGE NUMBER OF		4,128,889	2,711,111
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED

The accompanying condensed notes are an integral part of these interim financial statements.

APD ANTIQUITIES, INC.
STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,229)	$(8,944)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in inventory	2,500	-
Increase (decrease) in accrued expenses	365	(5,338)
Increase (decrease) in accounts payable	(11,670)	3,875
Increase (decrease) in related party payable	900	-
Increase (decrease) in interest payable	-	67
Net cash provided by operating activities	(12,134)	(10,340)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	13,000	-
Proceeds from note payable	-	10,000
Net cash used by financing activities	13,000	10,000

Change in cash	866	(340)

Cash, beginning of period	41	1,962

Cash, end of period	$907	$1,622

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

APD ANTIQUITIES, INC.

Notes to the Financial Statements

March 31, 2011

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

Subsequent to March 31, 2011, the Company formed APD Metals, Inc. a wholly own subsidiary corporation in the state of Nevada. The company entered into a Letter of Intent with an unrelated entity to acquire options to lease mineral properties at a future date (see NOTE 8).

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

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended December 31, 2010 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2011.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.

Advertising Costs

Advertising costs, including costs for direct mailings, are expensed when incurred.  Advertising costs incurred during the period ending March 31, 2011, and 2010 were $0 and $161, respectively.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.  Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2011.  There are no gains or losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended March 31, 2011 or 2010.

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

Inventories

Inventories are accounted for using the specific identification method, and stated at the lower of cost or market, with market representing the lower of replacement cost or estimated net realizable value. The Company has no insurance coverage on its inventory.  The Company has no inventory on consignment at March 31, 2011. In the future, if the Company consigns inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

Due to deteriorating economic market conditions, the Company impaired its inventory to fifty percent (50%) of its original cost at December 31, 2010.  No additional impairment was made for the period ending March 31, 2011.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to paragraph of 260-10-45-10 of the FASB Accounting Standards Codification.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.  There were no potentially dilutive shares outstanding as of March 31, 2011 or 2010.

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

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. At March 31, 2011, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $228,391at March 31, 2011 and had a net loss of $4,229 and net cash used in operating activities of $12,134 for the period ended March 31, 2011, respectively.

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

On February 4, 2011, the Company sold 320,000 shares of common stock in a private placement for cash of $8,000 ($0.025 per share).

On March 21, 2011, the Company sold 200,000 shares of common stock in a private placement for cash of $5,000 ($0.025 per share).

NOTE 6 – STOCK OPTION PLAN

The Company’s board of directors approved the adoption of the “2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan” by unanimous consent on January 15, 2001. This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan. No options have been issued under the plan as of March 31, 2011.

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

At March 31, 2011 and December 31, 2010 the Company had gross deferred tax assets calculated at the expected rate of 34% of approximately $77,600 and $76,200, respectively, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $77,600 and $76,200 has been established at March 31, 2011 and December 31, 2010, respectively.

The significant components of the Company’s net deferred tax asset (liabilities) at March 31, 2011 and December 31, 2010 are as follows:

                                                                                                                    March 31, 2011          December 31, 2010

Net operating loss carryforwards                                                                 $  228,000                     $ 224,000

Gross deferred tax assets (liabilities):

     Net Operating Loss                                                                                    $    77,600                     $   76,200

     Valuation Allowance                                                                                      (77,600)                        (76,200)

Net Deferred tax asset (liability)                                                                    $          -                         $         -

At March 31, 2011 and December 31, 2010, the Company has net operating loss carryforwards of approximately $228,000 and $224,000 respectively, which will expire in the years 2016 through 2031.  The net change in the allowance account was an increase of $1,400.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that the following items were reportable subsequent events to be disclosed:

On April 8, 2011, APD Antiquities, Inc. (the “Company”) entered into a definitive agreement with Marycliff Investment Corporation and executed a convertible promissory note relating to a loan in the amount of $50,000 for a period of 270 days at 8% interest per annum. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

On April 12, 2011, the Company entered into a similar definitive agreement with Vincent Valdez and executed a convertible promissory note relating to a loan in the amount of $50,000 for a period of 270 days at 8% interest. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

On April 30, 2011, the Company entered into a similar definitive agreement with Manuel Graiwer and executed a convertible promissory note relating to a loan in the amount of $50,000 for a period of 270 days at 8% interest. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

 On April 8, 2011, the Company entered into a non-binding Letter of Intent with Northern Adventures LLC. (“Northern”) related to securing an option to enter into a lease agreement related to two mineral properties located in the state of Montana.  As part of the transaction with Northern, the Company made a one hundred twenty (120) day unsecured loan in the amount of $95,000 to Northern for the express purpose of securing additional mineral rights in the immediate area of the two mineral properties owned by Northern by locating, filing and recording approximately 125 unpatented mining claims at an average cost of $400 each.  The promissory note bears interest at 8% per annum.

On May 7, 2011, the Company formed a wholly owned subsidiary named APD Metals, Inc. with the intent of acquiring mining properties in the Northwest.

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

We have had minimal operations and very limited revenues.  From inception to March 31, 2011, we have accumulated an operating deficit of $228,391. For the three months ended March 31, 2011, we had a net loss of $4,229 on gross revenues from limited sales.  As of March 31, 2011, we had cash of $907, inventories of $1,255 and accounts receivable of $0, for total current assets of $2,162.  We have realized only minimal revenue from sales and had a net loss for the year ended December 31, 2010 and 2009.  We believe that we could experience negative operating cash flow for the foreseeable future.

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

For the year ended December 31, 2010, we had an accumulated deficit of $224,162 compared to an accumulated deficit of $189,522 for the year ended December 31, 2009.

The current President of the Company owns a total of 202,004 shares of the Company's authorized stock, which she paid $1,150 in cash. Additionally, a private placement offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1933, as amended, pursuant to Regulation D, Rule 504, of the Act. Between May 1, 1999 and May 24, 1999, we raised $51,000 through the sale of 51,000 thousand (51,000) shares of common stock in connection with the above-mentioned private placement offering, at a price of $1.00 per share, to forty (40) unaffiliated shareholders. On December 21, 2004, the Company implemented a 4 for 1 split of the common stock. In September of 2004, we raised $10,000 through the sale of forty thousand (40,000) shares of common stock at a price of $.25 per share, to one unaffiliated shareholder.  In June of 2005, we raised $25,000 through the sale of two hundred fifty thousand (250,000) shares of common stock at a price of $.10 per share, to one unaffiliated shareholder.  In October of 2007, we raised $12,500 through the sale of twenty-five thousand (25,000) shares of common stock at a price of $.50 per share, to one unaffiliated shareholder.  In September of 2008, we raised $12,500 through the sale of twenty-five thousand (25,000) shares of common stock at a price of $.50 per share, to one unaffiliated shareholder.  In November of 2008, we raised $5,000 through the sale of twenty-five thousand (25,000) shares of common stock at a price of $.20 per share, to one unaffiliated shareholder.  In April 2009, we issued 555,000 unregistered shares of its common stock, par value $0.001, at $.045 per share from our treasury to three corporations in exchange for $24,975 cash.  In November of 2009, we raised $5,000 through the sale of one hundred eleven thousand one hundred eleven (111,111) shares of common stock at a price of $.045 per share, to one unaffiliated company.  In December of 2009, we raised $13,200 through the sale of two hundred sixty four thousand (264,000) shares of common stock at a price of $0.05 per share.  In April of 2010, we raised $15,000 through the sale of six hundred thousand (600,000) shares of common stock at a price of $.025 per share, to two unaffiliated companies. In May and June of 2010, we raised $15,000 through the sale of six hundred thousand (600,000) shares of common stock at a price of $.025 per share. In February and March of 2011, we raised $13,000 through the sale of five hundred twenty thousand (520,000) shares of common stock at a price of $.025 per share, to two unaffiliated companies.

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

Results of Operations

Results of operations for the three months ended March 31, 2011, compared to the three months ended March 31, 2010 are as follows:

Net cash used in operating activities during the three months ended March 31, 2011 was $12,134 as compared to net cash used in operating activities during the three months ended March 31, 2010 of $10,340. The increase was due to factors as follows.  For the three months ended March 31, 2011, we reported a net loss of $4,229, gross revenues of 2,500, with gross profit on sales of $0, compared to a net loss of $8,944 sales of $0, and a gross profit on sales of $0 during the three months ended March 31, 2010.  We incurred operating expenses of $4,229 in the three months ended March 31, 2011 and $8,877 in the three months ended March 31, 2010.  This is a decrease of $4,648.  The major difference in the two periods was attributable to a decrease in professional fees.

Our independent public accountants have included explanatory paragraphs in their reports on our financial statements for the years ended December 31, 2010 and 2009, which express substantial doubt about our ability to continue as a going concern.  As discussed in Footnote 3 of our financial statements, included with this 10-Q, we have suffered recurring losses from operations since inception and accumulated deficit that raises substantial doubt about its ability to continue as a going concern.

Revenues

Total revenues amounted to $2,500 for the three months ended March 31, 2011 compared to $0 for the corresponding period in the prior year.  This lack of revenue is attributed to the lack of time and focus of the president. The Company has capital restraints that have not allowed inventory augmentation and diversification, implementation of our marketing strategy, etc.  Cost of goods sold was $2,500 for the three months ended March 31, 2011, and was zero for the period ending March 31, 2010.

Operating Expenses

Costs and expenses amounted to $4,229 for the three months ended March 31, 2011, compared to $8,877 for the corresponding period in the prior year, a decrease of $4,648. The net loss decrease is primarily due to a decrease in professional fees.

Net Income or Loss

Net loss amounted to $4,229 for the three months ended March 31, 2011 compared to a net loss of $8,944 for the corresponding period in the prior year,  a decrease and net loss of $4,715. The net loss decrease is primarily due to a decrease in professional fees.

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

We had no inventory on consignment at March 31, 2011 or 2010.  In the future, if we consign inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously-identified material weaknesses in internal control over financial reporting, as of December 31, 2010, described in the 2010 Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were not effective.

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

APD ANTIQUITIES, INC.

BY: /s/ Cindy K. Swank Date: May 16, 2011
Cindy K. Swank, President, Treasurer, CEO, Principal Financial Officer