Form 10-Q
period 2011-06-30
APD ANTIQUITIES, INC.
filed 2011-08-15
CIK 1289046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011.

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

Yes [X] No [  ]

As of August 15, 2011, there were 4,431,111 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

APD ANTIQUITIES, INC.

INDEX TO FINANCIAL STATEMENTS

JUNE 30, 2011

Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3

Consolidated Statements of Operations for the Three Months Ended
June 30, 2011 and 2010 and the Six Months Ended June 30, 2011 and 2010	4

Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2011And 2010	5

Notes to Financial Statements	6

APD ANTIQUITIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$191	$41
Inventory	1,255	3,755
Northern Adventures Receivable	95,000	-
Total Current Assets	96,446	3,796

TOTAL ASSETS	$96,446	$3,796

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,995	$21,154
Accrued expenses	2,183	5,500
Accrued interest payable	2,510
Commissions payable - related party	2,250	4,229
Convertible notes payable	141,000	-
Total Current Liabilities	151,938	30,883
LONG TERM LIABILITIES
Loan payable	-	6,200
Total Long Term Liabilities	-	6,200
TOTAL LIABILITIES	151,938	37,083

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $0.001
par value; 4,431,111 and 3,911,111 shares issued
and outstanding, respectively	4,431	3,911
Additional paid-in capital	199,444	186,964
Accumulated deficit	(259,367)	(224,162)
Total Stockholder's Equity	(55,492)	(33,287)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$96,446	$3,796

The accompanying notes are an integral part of these financial statements

APD ANTIQUITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended			For The Six Months Ended
	June 30, 2011		June 30, 2010	June 30, 2011	June 30, 2010
	(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)

SALES	$-		$-	$2,500	$-

COST OF GOODS SOLD	-		-	2,500	-

GROSS PROFIT	-		-	-	-

EXPENSES
Marketing	81		-	81	162
Rent	900		900	1,800	1,800
General and administrative	719		538	753	656
Professional fees	26,765		15,045	30,061	22,743
TOTAL EXPENSES	28,465		16,483	32,695	25,361

LOSS FROM OPERATIONS	(28,465)		(16,483)	(32,695)	(25,361)

OTHER INCOME (EXPENSE)
Interest expense	(2,510)		(47)	(2,510)	(113)
TOTAL OTHER INCOME (EXPENSE)	(2,510)		(47)	(2,510)	(113)

INCOME (LOSS) BEFORE INCOME TAXES	(30,975)		(16,530)	(35,205)	(25,474)
INCOME TAXES	-		-	-	-
NET INCOME (LOSS)	$(30,975)		$(16,530)	$(35,205)	$(25,474)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$	nil	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF	4,431,000		3,491,111	4,280,835	3,098,956
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED

The accompanying notes are an integral part of these financial statements

APD ANTIQUITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,205)	$(25,474)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in inventory	2,500	-
Increase (decrease) in accrued expenses	(3,317)	(6,670)
Increase (decrease) in accounts payable	(17,159)	1,780
Increase (decrease) in interest payable	2,510	-
Increase (decrease) in commissions payable	(1,979)	-
Net cash provided by operating activities	(52,650)	(30,364)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in Northern Adventure receivable	(95,000)	-
Net cash used by investing activities	(95,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	13,000	30,000
Proceeds from convertible notes payable	150,000
Payment of notes payable	(15,200)	-
Net cash used by financing activities	147,800	30,000

Increase (decrease) in cash	150	(364)

Cash, beginning of period	41	1,961

Cash, end of period	$191	$1,597

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$113
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

APD ANTIQUITIES, INC.

Notes to the Financial Statements

June 30, 2011

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

On May 7, 2011, the Company formed APD Metals, Inc. a wholly owned subsidiary corporation in the state of Nevada. with the intent of acquiring mining properties in the Northwest.   The company entered into a Letter of Intent with an unrelated entity to acquire options to lease mineral properties at a future date (see NOTE 6).

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

Advertising Costs

Advertising costs, including costs for direct mailings, are expensed when incurred.  Advertising costs incurred during the period ending June 30, 2011, and 2010 were $81 and $162, respectively.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.  Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2011.  There are no gains or losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended June 30, 2011 or 2010.

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

Inventories

Inventories are accounted for using the specific identification method, and stated at the lower of cost or market, with market representing the lower of replacement cost or estimated net realizable value. The Company has no insurance coverage on its inventory.  The Company has no inventory on consignment at June 30, 2011. In the future, if the Company consigns inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

Due to deteriorating economic market conditions, the Company impaired its inventory to fifty percent (50%) of its original cost at December 31, 2010.  No additional impairment was made for the period ending June 30, 2011.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to paragraph of 260-10-45-10 of the FASB Accounting Standards Codification.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.  There were no potentially dilutive shares outstanding as of June 30, 2011 or 2010.

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

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. At June 30, 2011, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $259,367 at June 30, 2011 and had a net loss of $35,205 and net cash used in operating activities of $52,650 for the period ended June 30, 2011, respectively.

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

NOTE 5 – NOTES PAYABLE

On April 8, 2011, APD Antiquities, Inc. (the “Company”) entered into a definitive agreement with Marycliff Investment Corporation and executed a convertible promissory note relating to a loan in the amount of $50,000 for a period of 270 days at 8% interest per annum. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.  During the period ending June 30, 2011 $9,000 was repaid on this promissory note.

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

At June 30, 2011 a total of $2,510 of interest has been accrued on the convertible promissory notes.

NOTE 6 – LETTER OF INTENT

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

NOTE 8 – STOCK OPTION PLAN

The Company’s board of directors approved the adoption of the “2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan” by unanimous consent on January 15, 2001. This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan. No options have been issued under the plan as of June 30, 2011.

NOTE 9 – INCOME TAXES

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

At June 30, 2011 and December 31, 2010 the Company had gross deferred tax assets calculated at the expected rate of 34% of approximately $88,000 and $76,200, respectively, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $88,000 and $76,200 has been established at June 30, 2011 and December 31, 2010, respectively.

The significant components of the Company’s net deferred tax asset (liabilities) at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010

Net operating loss carryforwards	$ 259,000	$ 224,000

Gross deferred tax assets (liabilities):
Net Operating Loss	$ 88,000	$ 76,200
Valuation Allowance	(88,000)	(76,200)

Net Deferred tax asset (liability)	$ -	$ -

At June 30, 2011 and December 31, 2010, the Company has net operating loss carryforwards of approximately $259,000 and $224,000 respectively, which will expire in the years 2016 through 2033. The net change in the allowance account was an increase of $11,800.

NOTE 10 – SUBSEQUENT EVENTS

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

Over the last year, reasonable funding could be obtained to support operations, and our plan of operation was to identify and acquire a favorable business opportunity through merger or acquisition.  We were not able to identify any favorable business opportunity through a merger or acquisition.  On May 7, 2011, the Company formed APD Metals, Inc., a wholly owned subsidiary corporation in the state of Nevada, with the intent of acquiring mining properties in the Northwest United States.  We formed APD Metals, Inc. for the express purpose of evaluating the feasibility of diversifying into the mineral exploration business and that is our current business strategy.

As an initial step to potentially redirect our business to the mineral exploration industry, we entered into a definitive agreement on April 8, 2011 with an entity and executed a convertible promissory note relating to a loan in the amount of $50,000 for a period of 270 days at 8% interest per annum. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.  During the period ending June 30, 2011, $9,000 was repaid on this promissory note.

On April 12, 2011, the Company entered into a similar definitive agreement with an individual and executed a convertible promissory note relating to a loan in the amount of $50,000 for a period of 270 days at 8% interest. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

On April 30, 2011, the Company entered into a similar definitive agreement with another individual and executed a convertible promissory note relating to a loan in the amount of $50,000 for a period of 270 days at 8% interest. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

At June 30, 2011 a total of $2,510 of interest has been accrued on the convertible promissory notes.

On April 8, 2011, the Company entered into a non-binding Letter of Intent with Northern Adventures LLC, (“Northern”) an unrelated entity pertaining to securing an option to enter into a lease agreement related to two mineral properties located in the state of Montana.  As part of the transaction with Northern, the Company made a one hundred twenty (120) day unsecured loan in the amount of $95,000 to Northern for the express purpose of securing additional mineral rights in the immediate area of the two mineral properties owned by Northern by locating, filing and recording approximately 125 unpatented mining claims at an average cost of $400 each.  The promissory note bears interest at 8% per annum.  Due to inclement weather conditions and the related difficulties getting to the area of interest, the parties have agreed to extend the notes an additional sixty days to allow the work to be completed.

We have not yet entered into any definitive agreements, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

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

We have had minimal operations and very limited revenues.  From inception to June 30, 2011, we have accumulated an operating deficit of $259,367. For the six months ended June 30, 2011, we had a net loss of $35,205 and no revenues from sales.  As of June 30, 2011, we had cash of $191, inventories of $1,255 and receivables of $95,000, for total current assets of $96,446 and total liabilities of $151,938.  We have realized only minimal revenue from sales and had a net loss for the year ended December 31, 2010 and 2009.  We believe that we could experience negative operating cash flow for the foreseeable future.

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

For the year ended December 31, 2010, we had an accumulated deficit of $224,162 compared to an accumulated deficit of $189,522 for the year ended December 31, 2009.  For the period ended June 30, 2011 we had an accumulated deficit of $259,367.

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

Results of Operations

Results of operations for the six months ended June 30, 2011, compared to the six months ended June 30, 2010 are as follows:

Net cash used in operating activities during the six months ended June 30, 2011 was $52,650 as compared to net cash used in operating activities during the six months ended June 30, 2010 of $30,364. The increase was due to factors as follows.  For the six months ended June 30, 2011, we reported a net loss of $35,205, gross revenues of

$2,500 with a gross profit on sales of $0, compared to a net loss of $25,474, sales of $0, and a gross profit on sales of $0 during the six months ended June 30, 2010.  We incurred operating expenses of $32,695 in the six months ended June 30, 2011 and $25,361 in the six months ended June 30, 2010.  This is an increase of $7,334.  The major difference in the two periods was attributable to an increase in professional fees.

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

Revenues

Total revenues amounted to $2,500 for the six months ended June 30, 2011 compared to $0 for the corresponding period in the prior year.  This lack of revenue is attributed to the lack of time and focus of the president. The Company has capital restraints that have not allowed inventory augmentation and diversification, implementation of our marketing strategy, etc.  Cost of goods sold was $2,500 for the six months ended June 30, 2011, and was zero for the period ending June 30, 2010.

Operating Expenses

Costs and expenses amounted to $32,695 for the six months ended June 30, 2011, compared to $25,361 for the corresponding period in the prior year, an increase of $7,334. The net loss increase is primarily due to an increase in professional fees.

Net Income or Loss

Net loss amounted to $35,205 for the six months ended June 30, 2011 compared to a net loss of $25,474 for the corresponding period in the prior year, an increase in net loss of $9,731. The net loss increase is primarily due to an increase in professional fees

Plan of Operations

Since commencement of operations in 1999, APD Antiquities, Inc. is in its initial operational stage as an e-commerce based company engaged in the business of acquiring and marketing antiques and collectible items, focusing our attention on high quality pieces from the Far East.  Our plan of operation for the coming year is to identify and acquire a favorable business opportunity through a merger or acquisition. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.  We expect to raise additional funds to be used as operating capital with a view to funding our proposed mineral exploration activities.  If necessary, we may sell common stock to provide additional cash for future operations and development.

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

We had no inventory on consignment at June 30, 2011 or 2010.  In the future, if we consign inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously-identified material weaknesses in internal control over financial reporting, as of December 31, 2010, described in the 2010 Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our  disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  There has been no progress towards remediating our previously disclosed material weakness due to the lack of funding.

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

APD ANTIQUITIES, INC.

BY: /s/ Cindy K. Swank Date: August 15, 2011
Cindy K. Swank, President, Treasurer, CEO, Principal Financial Officer