Form 10-Q
period 2011-09-30
APD ANTIQUITIES, INC.
filed 2011-11-21
CIK 1289046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011.

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

Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive DataFile required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes [X] No [  ]

As of November 21, 2011, there were 4,431,111 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

APD ANTIQUITIES, INC.

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	4

Consolidated Statements of Operations for the Three Months Ended
June 30, 2011 and 2010 and the Nine Months Ended September 30, 2011 and 2010	5

Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2011And 2010	6

Notes to Financial Statements	7

APD ANTIQUITIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$28,524	$41
Inventory	1,255	3,755
Northern Adventures Receivable	170,000	-
Interest Receivable	3,848	-

Total Current Assets	203,627	3,796

TOTAL ASSETS	$203,627	$3,796

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,050	$21,154
Accrued expenses	2,300	5,500
Accrued interest payable	5,936
Commissions payable - related party	2,250	4,229
Convertible notes payable	266,000	-
Total Current Liabilities	277,536	30,883

LONG TERM LIABILITIES
Loan payable	-	6,200
Total Long Term Liabilities	-	6,200

TOTAL LIABILITIES	277,536	37,083

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 70,000,000 shares authorized, $0.001
par value; 4,431,111 and 3,911,111 shares issued
and outstanding, respectively	4,431	3,911
Additional paid-in capital	199,444	186,964
Accumulated deficit	(277,784)	(224,162)
Total Stockholder's Equity	(73,909)	(33,287)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$203,627	$3,796

The accompanying notes are an integral part of these financial statements

APD ANTIQUITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		For The Three Months Ended			For The Nine Months Ended
		September 30, 2011		September 30, 2010	September 30, 2011	September 30, 2010
		(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)

SALES		$-		$-	$2,500	$-

COST OF GOODS SOLD		-		-	2,500	-

GROSS PROFIT		-		-	-	-

EXPENSES
Marketing		-		-	82	162
Rent		900		900	2,700	2,700
General and administrative		1,783		24	2,536	680
Professional fees		16,156		2,003	46,216	24,746
TOTAL EXPENSES		18,839		2,927	51,534	28,288

LOSS FROM OPERATIONS		(18,839)		(2,927)	(51,534)	(28,288)

OTHER INCOME (EXPENSE)
Interest income		3,848		3,848	3,848	-
Interest expense		(3,426)		-	(5,936)	(113)
TOTAL OTHER INCOME (EXPENSE)		422		-	(2,088)	(113)

INCOME (LOSS) BEFORE INCOME TAXES		(18,417)		(2,927)	(53,622)	(28,401)

INCOME TAXES		-		-	-	-

NET INCOME (LOSS)		$(18,417)		$(2,927)	$(53,622)	$(28,401)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED		4,431,111		3,911,111	4,331,477	3,372,649

The accompanying notes are an integral part of these financial statements

APD ANTIQUITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,622)	$(28,401)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in inventory	2,500	-
Decrease (increase) in interest receivable	(3,848)	-
Increase (decrease) in accrued expenses	(3,200)	(7,170)
Increase (decrease) in accounts payable	(20,105)	4,907
Increase (decrease) in interest payable	5,936	-
Increase (decrease) in commissions payable	(1,978)	(1,233)
Net cash provided by operating activities	(74,317)	(31,897)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in Northern Adventure receivable	(170,000)	-
Net cash used by investing activities	(170,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	13,000	30,000
Proceeds from convertible notes payable	266,000	-
Payment of note payable	(6,200)	-
Net cash used by financing activities	272,800	30,000

Change in cash	28,483	(1,897)

Cash, beginning of period	41	1,961

Cash, end of period	$28,524	$64

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$113
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

APD ANTIQUITIES, INC.

Notes to the Consolidated Financial Statements

September 30, 2011

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

On May 7, 2011, the Company formed APD Metals, Inc. a wholly owned subsidiary corporation in the state of Nevada, with the intent of acquiring mining properties in the Northwest.   The company entered into a Letter of Intent with an unrelated entity to acquire options to lease mineral properties at a future date (see NOTE 5).

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

Advertising Costs

Advertising costs, including costs for direct mailings, are expensed when incurred.  Advertising costs incurred during the period ending September 30, 2011, and 2010 were $82 and $162, respectively.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.  Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2011.  There are no gains or losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended September 30, 2011 or 2010.

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

Due to deteriorating economic market conditions, the Company impaired its inventory to fifty percent (50%) of its original cost at December 31, 2010.  No additional impairment was made for the period ending September 30, 2011.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to paragraph of 260-10-45-10 of the FASB Accounting Standards Codification.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.  There were no potentially dilutive shares outstanding as of September 30, 2011 or 2010.

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

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. At September 30, 2011, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

Recently Issued Accounting Pronouncements

Management has reviewed and does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events.  The Company will disclose the date through which subsequent events have been evaluated and that date is the date when the financial statements were issued.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $277,784 at September 30, 2011 and had a net loss of $53,622 and net cash used in operating activities of $74,317 for the period ended September 30, 2011, respectively.

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

NOTE 5 – NOTES PAYABLE

On April 7, 2011, APD Antiquities, Inc. (the “Company”) entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $50,000 at 8% interest per annum with a maturity date of December 29, 2011. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.  During the period ending June 30, 2011 $9,000 was repaid on this promissory note.

On April 12, 2011, the Company entered into a similar definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $50,000 at 8% interest with a maturity date of December 31, 2011. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

On April 30, 2011, the Company entered into a similar definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $50,000 at 8% interest with a maturity date of December 31, 2011. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

On August 23, 2011, the Company entered into a similar definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $50,000 at 8% interest with a maturity date of December 31, 2011. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

On September 6, 2011, the Company entered into a similar definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of December 31, 2011. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

On September 20, 2011, the Company entered into a similar definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of December 31, 2011. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

On September 30, 2011, the Company entered into a similar definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of December 31, 2011. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

At September 30, 2011 a total of $5,936 of interest has been accrued on the convertible promissory notes.

NOTE 6 – LETTER OF INTENT

On April 8, 2011, the Company entered into a non-binding Letter of Intent with Northern Adventures LLC. (“Northern”) related to securing an option to enter into a lease agreement related to two mineral properties located in the state of Montana.

As part of the transaction with Northern, the Company made a one hundred twenty (120) day unsecured loan in the amount of $95,000 to Northern for the express purpose of securing additional mineral rights in the immediate area of the two mineral properties owned by Northern by locating, filing and recording approximately 125 unpatented mining claims at an average cost of $400 each.  The promissory note bears interest at 8% per annum.  This note has subsequently been extended by the parties to December 31, 2011.

On August 24, 2011, a $40,000 unsecured loan was made to Northern Adventures, LLC.  A promissory note for 180 days bears 8% per annum.

On September 8, 2011, a $15,000 unsecured loan was made to Northern Adventures, LLC.  A promissory note for 180 days bears 8% per annum.

On September 21, 2011, a $20,000 unsecured loan was made to Northern Adventures, LLC.  A promissory note for 180 days bears 8% per annum.

The Company accrued $3,848 in interest related to these unsecured loans at 9/30/11.

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

NOTE 8 – STOCK OPTION PLAN

The Company’s board of directors approved the adoption of the “2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan” by unanimous consent on January 15, 2001. This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan. No options have been issued under the plan as of September 30, 2011.

NOTE 9 – INCOME TAXES

The Company accounts for income taxes and the related accounts under the liability method.  Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the income tax basis of assets and liabilities.  A valuation allowance is applied against any net deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

At September 30, 2011 and December 31, 2010 the Company had gross deferred tax assets calculated at the expected rate of 34% of approximately $94,400 and $76,200, respectively, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $94,400 and $76,200 has been established at September 30, 2011 and December 31, 2010, respectively.

The significant components of the Company’s net deferred tax asset (liabilities) at September 30, 2011 and December 31, 2010 are as follows:

September 30, 2011

December 31, 2010

Net operating loss carryforwards

$ 277,700

$ 224,000

Gross deferred tax assets (liabilities):

Net Operating Loss

$   94,400

$   76,200

Valuation Allowance

    (94,400)

    (76,200)

Net Deferred tax asset (liability)

$             -

$             -

At September 30, 2011 and December 31, 2010, the Company has net operating loss carryforwards of approximately $277,700 and $224,000 respectively, which will expire in the years 2016 through 2033.  The net change in the allowance account was an increase of $18,200.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were the following reportable subsequent events to be disclosed.

On October 10, 2011 a $7,500 unsecured loan was made to Northern Adventures, LLC.  The promissory note bears an 8% per annum interest and is due December 31, 2011.

On November 1, 2011 a $20,000 unsecured loan was made to Northern Adventures, LLC.  The promissory note bears 8% per annum interest and is due December 31, 2011.

On November 1, 2011, the Company entered into an agreement with a private accredited investor and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of December 31, 2011. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

On October 17, 2011, pursuant to a resolution by the Board of Directors, the officers of the corporation are authorized to change the name of the Corporation from APD Antiquities, Inc. to American Cordillera Mining Corporation.

On October 17, 2011, pursuant to a resolution by the Board of Directors, the officers of the corporation are instructed and authorized to increase the number of authorized shares from Seventy Five Million (75,000,000) shares up to Two Hundred Million (210,000,000) shares, composed of an increase in authorized shares of Common Stock from Seventy Million (70,000,000) up to Two Hundred Million (200,000,000) and increasing the number of authorized shares of preferred stock from Five Million (5,000,000) up to Ten Million (10,000,000) shares.  This change in the authorized shares has been approved by a majority of the stockholders pursuant to a written consent.  The amendment of the Articles of Incorporation of the Company shall not occur until December 2011.

On October 17, 2011, pursuant to a resolution by the Board of Directors, the officers of the corporation are instructed and authorized to undertake a 20 for 1 reverse split to reduce the number of shares of the corporation issued and outstanding down from Four Million Four Hundred Thirty One Thousand One Hundred Eleven (4,431,111) shares to Two Hundred Twenty One Thousand Five Hundred Fifty Six shares and engage in any and all necessary actions to properly report the recapitalization.  The reverse stock split was approved by a of the stockholders pursuant to a written consent.  Although the reverse stock split has been authorized by the Board of Directors, it is not yet effective.  Therefore, retroactive restatement of equity transactions is not applicable as of September 30, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

THE FOLLOWING PLAN OF OPERATIONS SECTION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ON PAGES 3 THROUGH 13 OF THIS QUARTERLY REPORT ON FORM 10-Q.  ALL STATEMENTS IN THIS QUARTERLY REPORT RELATED TO OUR CHANGING FINANCIAL OPERATIONS AND EXPECTED FUTURE OPERATIONAL PLANS CONSTITUTE FORWARD-LOOKING STATEMENTS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS.  FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE.

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

As an initial step to potentially redirect our business to the mineral exploration industry on May 7, 2011, we formed APD Metals, Inc., a wholly owned subsidiary corporation in the state of Nevada, with the intent of acquiring mining properties in the Northwest United States and for the purpose of evaluating the feasibility of diversifying into the mineral exploration business and that is our current business strategy.

On April 8, 2011, we entered into a non-binding Letter of Intent with Northern Adventures LLC, (“Northern”) an unrelated entity pertaining to securing an option to enter into a lease agreement related to two mineral properties located in the state of Montana.  As part of the transaction with Northern, we made a one hundred twenty (120) day unsecured loan in the amount of $55,000 to Northern for the express purpose of securing additional mineral rights in the immediate area of the two mineral properties owned by Northern by locating, filing and recording approximately 125 unpatented mining claims at an average cost of $400 each.  The promissory note bears interest at 8% per annum.  Under the terms of the Letter of Intent , we agreed to loan Northern up to $200,000.  As of September 30, 2011, we have loaned Northern a total of $170,000 at 8% interest per annum as shown in the chart below.  As a consequence of protracted inclement weather which inhibited the proposed work defined in the Letter of Intent between APD and Northern executed on April 8, 2011, we have agreed with Northern to amended the non-binding Letter of Intent and extend the term of Letter of Intent and change the due date of all promissory notes to December 31, 2011.

Loaned To	Date	Due	Amount	Details
Northern Adventures LLC	4/4/2011	12/31/2011	$20,000	8% interest
Northern Adventures LLC	4/12/2011	12/31/2011	$35,000	8% interest
Northern Adventures LLC	5/3/2011	12/31/2011	$40,000	8% interest
Northern Adventures LLC	8/24/2011	12/31/2011	$40,000	8% interest
Northern Adventures LLC	9/8/2011	12/31/2011	$15,000	8% interest
Northern Adventures LLC	9/21/2011	12/31/2011	$20,000	8% interest
			$170,000

Between April and September 30, 2011 we entered into loans pursuant to promissory notes convertible into shares of common stock at $0.05 per share for an aggregate of an additional principal amount of $225,000, each at an interest rate of 8% per annum as follows:

On April 8, 2011, we executed a convertible promissory note with an accredited unrelated party individual relating to a loan in the amount of $50,000 at 8% interest per annum with a maturity date of January 3, 2012.  This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.  During the period ending September 30, 2011, $9,000 was repaid on this promissory note.

On April 12, 2011, we entered into a definitive agreement with an accredited unrelated party individual and executed a convertible promissory note relating to a loan in the amount of $50,000 at 8% interest with a maturity date of January 7, 2012. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.  During the period ending September 30, 2011, $0 was repaid on this promissory note.

On April 30, 2011, we entered into a definitive agreement with an accredited unrelated party individual and executed a convertible promissory note relating to a loan in the amount of $50,000 at 8% interest with a maturity date of January 25, 2012.  This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note. During the period ending September 30, 2011, $0 was repaid on this promissory note.

On August 23, 2011, we entered into a definitive agreement with an accredited unrelated party individual and executed a convertible promissory note relating to a loan in the amount of $50,000 at 8% interest with a maturity date of December 31, 2011. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note. During the period ending September 30, 2011, $0 was repaid on this promissory note.

On September 6, 2011, we entered into a definitive agreement with an accredited unrelated party individual and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of January 14, 2012. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note. During the period ending September 30, 2011, $0 was repaid on this promissory note.

On September 20, 2011, we entered into a definitive agreement with an accredited unrelated party individual and executed a convertible promissory note relating to a loan in the amount of $25,000 until December 31, 2011 at 8% interest. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note. During the period ending September 30, 2011, $0 was repaid on this promissory note.

On September 30, 2011, we entered into a definitive agreement with an accredited unrelated party individual and executed a convertible promissory note relating to a loan in the amount of $25,000 until December 31, 2011 at 8% interest. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note. During the period ending September 30, 2011, $0 was repaid on this promissory note.

At September 30, 2011, a total of $5,936 of interest has been accrued on the convertible promissory notes.

As of the date of this filing, we have not yet entered into any definitive agreements, but we do have a non-binding Letter of Intent which may result in a possible change of control transaction, of which there is no assurance, at some future date.

Results of Operations

Since APD was formed on July 23, 1996, it has earned minimal revenues and has incurred a net operating loss since its inception of $281,632 through September 30, 2011.

Results of operations for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010 are as follows:

Net cash used in operating activities during the nine months ended September 30, 2011 was $74,317 as compared to net cash used in operating activities during the nine months ended September 30, 2010 of $31,897.  The increase was due to factors as follows.  For the nine months ended September 30, 2011, we reported a net loss of $57,470, gross revenues of $2,500 with a gross profit on sales of $0, compared to a net loss of $28,401, sales of $0, and a gross profit on sales of $0 during the nine months ended September 30, 2010.  We incurred operating expenses of $51,534 in the nine months ended September 30, 2011 and $28,288 in the nine months ended September June 30, 2010.  This is an increase of $23,246.  The major difference in the two periods was attributable to a increase in professional fees by double.

Revenues

Total revenues amounted to $2,500 for the nine months ended September 30, 2011 compared to $0 for the corresponding period in the prior year.  This lack of revenue is attributed to the lack of time and focus of the president.  The capital restraints that we have experienced have not allowed inventory augmentation and diversification, implementation of our marketing strategy, etc.  Our cost of goods sold was $2,500 for the nine months ended September 30, 2011, and was zero for the nine months ended September 30, 2010.

Operating Expenses

We incurred operating expenses of $51,534 in the nine months ended September 30, 2011 and $28,288 in the nine months ended September June 30, 2010.  This is an increase of $23,246.  The major difference in the two periods was attributable to a increase in professional fees by double.

Net Income or Loss

For the nine months ended September 30, 2011, we reported a net loss of $57,470 compared to a net loss of $28,401 for the corresponding period in the prior year, an increase in net loss of $29,069.  The net loss increase is primarily due to an increase in professional fees and interest expense.

Liquidity and Capital Resources

With respect to long term liquidity (periods in excess of one year), we are unable to reasonably project or otherwise make assumptions concerning future cash flows or amounts of funds that may be available to us.  With additional funding to carry on and support operations, management anticipates that our operating expenses would increase in the long-term as a result of an increase in sales and marketing activities, as well as general and administrative costs. Long-term liquidity is directly dependent upon either the future success of our business or our ability to identify and acquire a favorable business opportunity through merger or acquisition.  Without reasonable funding in the near future, we would attempt to enter into one or more business transactions that could involve a merger or sale of our company and/or the sale of some or all of its assets to protect our shareholders’ interest and investments.  No binding merger or acquisition agreements have been entered into at this time.

Our cash in the bank at September 30, 2011 was $28,524.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities and loans.  Between April and September 30, 2011 we received loans for an aggregate of an additional principal amount of $225,000 as described above.  As of September 30, 2011, we have loaned Northern a total of $170,000 at 8% interest per annum pursuant a Letter of Intent as described above.  Our recent cash burn rate in our operations over year 2011 has been approximately $6,000 per month.  We expect that that cash burn rate to remain constant over the next quarter.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past December 2011.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital to repay loans, generate sufficient revenue, or receive further loans on an as needed basis, we will have to curtail or cease our operations.

We have had minimal operations and very limited revenues.  From inception to September 30, 2011, we have had and accumulated deficit of $281,632.  For the nine months ended September 30, 2011, we had a net loss of $57,470 and no revenues from sales.  At September 30, 2011, we had cash of $28,524, inventories of $1,255, and receivables of $170,000, for total current assets of $199,779.  $170,000 of these assets are from notes receivable.  At September 30, 2011 our total liabilities were $277,536.  $266,000 of these liabilities were from convertible notes payable.  We have realized only minimal revenue from sales and had a net loss for the year ended December 31, 2010 and 2009.  We believe that we could experience negative operating cash flow for the foreseeable future.  At September 30, 2011, we had outstanding debt of $266,000 from convertible loans as described in the Plan of Operations section above.  If our outstanding convertible debt is not converted to equity before the various maturity dates and we cannot repay this debt on the maturity dates, we will be required to ask for extensions from the lenders or engage in another equity offering to provide capital to repay the debt.  If the lenders do not convert their debt to equity and we cannot raise further capital through and equity offering, there is a high probability that that company would become insolvent and potentially go out of business.

Our existing cash position is not sufficient to support our operations.  Accordingly, we continue to examine a range of possible funding sources, including additional strategic alliances, additional equity or debt private placements, the sale of existing assets, as well as the possibility of entering into one or more business transactions that could involve a merger or sale of our company and/or the sale of some or all of its assets.  We do not currently have any contractual restrictions on our ability to incur debt.  Any such indebtedness could contain covenants that would restrict our operations.  There can be no assurance that additional financing will be available on terms favorable to us, or at all.  If equity or convertible debt securities are issued, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of our common stock.  This effect is attributed to the fact that while additional shares of common stock are issued from our treasury, our earnings at that particular moment remain consistent and, therefore, the earnings per share decreases.  If we are unsuccessful in these efforts, we will be required to curtail our ongoing operations.  If we were unable to sufficiently curtail our costs in such a situation, we might be forced to seek protection of the courts through reorganization, bankruptcy or insolvency proceeding, or cease operations completely.

General

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

Our inventory is periodically reviewed by management to determine if there has been any known auction or interdealer sales of similar antiques at reduced prices and to determine if a reduction in the inventory carrying value is needed. Our review of our inventory of antiques has shown no decline in market value below cost.

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

Going Concern

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

Critical Accounting Policies and Estimates

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

We had no inventory on consignment at September 30, 2011 or 2010.  In the future, if we consign inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously-identified material weaknesses in internal control over financial reporting, as of December 31, 2010, described in the 2010 Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our  disclosure controls and procedures were not effective.

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

None.

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

APD ANTIQUITIES, INC.

BY: /s/ Cindy K. Swank Date: November 21, 2011
Cindy K. Swank, President, Treasurer, CEO, Principal Financial Officer