Form 10-K
period 2011-12-31
APD ANTIQUITIES, INC.
filed 2012-03-30
CIK 1289046

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number: 000-50738

APD ANTIQUITIES, INC.

(Exact name of registrant as specified in its charter)

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

YES [   ]   NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [X]   NO [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained in this herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “larger accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [   ]       Accelerated filer [   ]       Non- accelerated filer [   ]       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes   [   ] No

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (4,731,111 shares) as of June 30, 2011 was approximately $222,000 based upon $0.05 per share, the last price at which the stock was issued.  The shares of our company are currently listed on the OTC Bulletin Board.

The Registrant had 5,651,111 shares of Common Stock outstanding as of March 30, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

14A Proxy Statement was filed on December 7, 2011 and is referenced in Item 4 of this Form 10-K.

14C Information Statement was filed on November 29, 2011 and is referenced in Item 4 of this Form 10-K.

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

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. There are many factors that could cause actual results to differ materially from the forward looking statements. For a detailed explanation of such risks, please see the section entitled “Risk Factors” of this Report on Form 10-K. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes included in this Report on Form 10-K and the section entitled “Management’s Discussion and Analysis or Plan of Operation” included in this Report on Form 10-K.

PART I

ITEM 1. BUSINESS

The Company

The plan of operations of APD Antiquities, Inc. (or the Company, we or us) for the coming year is to identify and acquire a favorable business opportunity through merger or acquisition. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

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

As an initial step to potentially redirect our business to the mineral exploration industry on May 7, 2011, we formed APD Metals, Inc., a wholly owned subsidiary corporation in the state of Nevada, with the intent of acquiring mining properties in the Northwest United States and for the purpose of evaluating the feasibility of diversifying into the mineral exploration business and that is our current business strategy.  As of the date this filing, we have not acquired any mining properties or leased any mining properties.

On October 17, 2011, eight shareholders who own approximately 54.7% of the issued and outstanding shares of our common stock, par value $0.001 per share (the "Common Stock") of APD Antiquities, Inc. a Nevada corporation (or APD) held as of the close of business on October 1, 2011 (the “Record Date”), gave their written consent to approve the following resolutions authorizing amendments to our Articles of Incorporation and other actions:

(1) increasing the authorized number of $0.001 par value shares up from 75,000,000 to 210,000,000, composed of an increase in authorized shares of Common Stock from Seventy Million (70,000,000) up to Two Hundred Million (200,000,000);

(2) increasing the number of authorized preferred shares of par value $0.001 preferred stock from Five Million (5,000,000) up to Ten Million (10,000,000) shares;

(3) changing the name of our corporation from APD Antiquities, Inc. to American Cordillera Mining Corporation, and;

(4) authorizing  the undertaking of a 20-for-1 reverse split at a future date to reduce the number of the issued and outstanding shares of Common Stock of the corporation. As of the date of this filing, the effect of this undertaking would be to reduce the number of outstanding shares from five million six hundred fifty one thousand one hundred and eleven (5,651,111) shares to two hundred eighty two thousand five hundred fifty six shares (282,556).  As of the date of this filing the issued and outstanding shares of Common Stock of the corporation are five million six hundred fifty one thousand one hundred and eleven (5,651,111).

As of the date of this filing, these amendments have not been filed with the state of Nevada, and are therefore not effective.

Business Development

APD Antiquities, Inc. (hereinafter “APD,” "We", the "Registrant" or the "Company") was incorporated in the State of Nevada on July 23, 1996. On December 27, 2004, APD and GCJ, Inc., ("GCJ"), a Nevada corporation, entered into to an Acquisition Agreement and Plan of Merger, whereby APD acquired all the outstanding shares of common stock of GCJ from its sole stockholder in an exchange for $3,600. Pursuant to Rule 12g-3(g) of the General Rules and Regulations of the Securities and Exchange Commission, APD is the successor issuer to GCJ for reporting purposes under the Securities Exchange Act of 1934, as amended (the "Act"). The purpose of this transaction was for APD to succeed to the registration status of GCJ under the Exchange Act pursuant to Rule 12g-3.

APD has historically been an e-Commerce based Company engaged in the business of acquiring and marketing antiques. During the latter part of 2011, the Company began to alter its focus to acquiring mining claims from acquiring and marketing antiques.

Inventory of Antiques Owned

As the Company has begun to alter its focus toward acquiring mining claim and away from acquiring and marketing antiques, its existing inventory was considered fully impaired as of December 31, 2011 and is no longer considered an asset of the Company.

Clientele

Historically, and throughout much of 2011, our marketing efforts targeted individuals who have appreciated or collected antiques and collectibles, but who may not be aware of the availability of antiques for purchase. In addition, antique collectors, interior decorators, interior designers, private clients and corporations were targeted.

We had two primary sales and marketing strategies. The first was a direct sales approach via an Internet retail site. Originating from our corporate headquarters, we have contracted with a local Web Designer/Internet Service Provider (ISP) for the development and hosting of our retail website. Upon accessing the site, interested parties are able to read about our Company, browse the some of the inventory items, and place orders. Our gallery can be viewed at www.apd-antiquities.com. Utilizing the internet has allowed us to market antiques on a global basis. At the current time, due to the expense associated with secure credit card transactions, we do not accept credit card orders via the website.

Our second marketing and sales strategy was a proposed direct mail approach. The direct mail approach focused on antique collectors, interior decorators, home designers, private clients and corporations. This marketing effort was aimed at attracting persons who have not necessarily had an awareness of the existence of antiques available for private sale.

For the year ended December 31, 2011, the Company sold one item and recorded $2,500 in revenues.

Certificates of Authenticity

Antiques previously in our inventory were frequently acquired with guarantees from the sellers. In order to verify authenticity, the Company would also: (a) utilize information provided by the seller as to age, condition and origin of an antique upon the transfer of ownership; (b) subject the antique or collectible to our own expert examination; (c) employ outside experts available to it to examine the antique items or (d) use other means.

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

There is aggressive competition within the claim staking business to discover and acquire properties considered to have commercial potential. Barriers to entry into this market are relatively low, and current and new competitors can enter the market at relatively low costs. The Company competes for the opportunity to purchase claims with many other entities. In addition, the Company competes with these entities in efforts to obtain financing to explore for new, promising claims. Due to the short period of time the Company has been focused on acquiring miming claims, Management has not fully identified all of the competitive forces relating to this endeavor.

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

Employees

As of that date of this filing, APD had one part time independent commissioned officer, Ms. Cindy Swank, and one part time non-independent, commissioned officer, Mr. Timothy Kuh. Ms. Swank is employed by Eastern Washington University and Mr. Kuh is currently an independent business consultant.  APD does not serve as either individual's primary source of income.  Ms. Swank currently spends about five percent (5%) of her free time on our operations.  Mr. Kuh is currently only able to dedicate a few hours per week working on our operations and is the person primarily responsible for selecting and purchasing mining claims. Our bylaws do not establish a minimum time commitment expected of each officer.  We have no employment agreements with Ms. Swank or Mr. Kuh.

ITEM 1A.  RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. PROPERTIES

The address of our principal office is: 1314 S. Grand Boulevard, Suite 2 - 250, Spokane, WA 99202. An unaffiliated party is providing approximately 1,250 square feet of office space on a month-to-month basis at the rate of $300 per month.  The subleased space is currently fully utilized by our operation.

Management believes that this space is currently suitable for our needs for an additional twelve (12) months.

Our officers own the computer equipment the Company utilizes.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any legal proceedings and there are no material pending legal proceedings of which we are aware.

ITEM 4. (Removed and Reserved)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

THERE IS NO PUBLIC MARKET FOR THE COMPANY'S COMMON STOCK. THE COMPANY'S COMMON STOCK, PAR VALUE $.001, HAS NEVER BEEN TRADED ON THE OTC BULLETIN BOARD ANY NATIONAL EXCHANGE OR OTHER FORMAL PUBLIC EXCHANGE QUOTATION MEDIUM. THERE IS NO TRADING MARKET FOR OUR COMMON STOCK AT PRESENT AND THERE HAS BEEN NO TRADING MARKET TO DATE.

As of December 31, 2011 there were approximately 58 holders of record of the Company's Common Stock before calculating individual participants in security position listings pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934. The Company's transfer agent Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501, reported approximately 58 beneficial owners of 4,731,111 shares the Company's issued and outstanding common stock, as of December 31, 2011.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Unregistered Securities

On February 4, 2011 the Company sold 320,000 shares of restricted common stock to one investor for $8,000 in cash ($0.025 per share).  We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for sales to “accredited investors” (as such term is defined in Rule 501 of Regulation D).  The purchaser represented to us that they are an “accredited investor.”  We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.

On March 21, 2011 the Company sold 200,000 shares of restricted common stock to one investor for $5,000 in cash ($0.025 per share).  We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for sales to “accredited investors” (as such term is defined in Rule 501 of Regulation D).  The purchaser represented to us that they are an “accredited investor.”  We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.

On December 29, 2011 the Company sold 300,000 shares of restricted common stock to one investor for $15,000 in cash ($0.05 per share).  We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for sales to “accredited investors” (as such term is defined in Rule 501 of Regulation D).  The purchaser represented to us that they are an “accredited investor.”  We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING PLAN OF OPERATIONS SECTION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K. ALL STATEMENTS IN THIS ANNUAL REPORT RELATED TO APD ANTIQUITIES’ CHANGING FINANCIAL OPERATIONS AND EXPECTED FUTURE OPERATIONAL PLANS CONSTITUTE FORWARD-LOOKING STATEMENTS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS. FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE.

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could materially differ from those estimates.  Our critical accounting policies are as follows:

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

Inventories: Inventories are accounted for using the specific identification method, and stated at the lower of cost or market, with market representing the lower of replacement cost or estimated net realizable value.  We have no insurance coverage on our inventory. We had no inventory on consignment at December 31, 2011 or 2010.  In the future, if we consign inventory, we will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

Plan of Operations

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

On April 8, 2011, we entered into a non-binding Letter of Intent with Northern Adventures LLC, (“Northern”) an unrelated entity pertaining to securing an option to enter into a lease agreement related to two mineral properties located in the state of Montana.  In addition, Northern agreed to acquire additional mineral properties and leasing mineral properties for the express purpose of transferring them to our Company at some future date.  As part of the transaction with Northern, we made a one hundred twenty (120) day unsecured loan in the amount of $55,000 to Northern for the express purpose of securing additional mineral rights in the immediate area of the two mineral properties owned by Northern by locating, filing and recording approximately 200 unpatented mining claims at an average cost of approximately $400 each.  The promissory note bears interest at 8% per annum.  Under the terms of the Letter of Intent, we agreed to loan Northern up to $200,000.  As of December 31, 2011, we have loaned Northern a total of $222,500, exceeding the amount agreed upon in the Letter of Intent by $22,500. All notes bear interest at 8% per annum and at December 31, 2011, accrued interest amounted to approximately $8,000. As a consequence of protracted inclement weather which inhibited the proposed work defined in the Letter of Intent between APD and Northern executed on

April 8, 2011, we have agreed with Northern to amend the non-binding Letter of Intent and extend the term of Letter of Intent and change the due date of all promissory notes to March 31, 2012.

Loaned To	Date	Due	Amount	Details
Northern Adventures LLC	4/4/2011	3/31/2012	$20,000	8% interest
Northern Adventures LLC	4/12/2011	3/31/2012	$35,000	8% interest
Northern Adventures LLC	5/3/2011	3/31/2012	$40,000	8% interest
Northern Adventures LLC	8/24/2011	3/31/2012	$40,000	8% interest
Northern Adventures LLC	9/8/2011	3/31/2012	$15,000	8% interest
Northern Adventures LLC	9/21/2011	3/31/2012	$20,000	8% interest
Northern Adventures LLC	10/10/2011	3/31/2012	$7,500	8% interest
Northern Adventures LLC	11/3/11	3/31/2012	$20,000	8% interest
Northern Adventures LLC	11/15/11	3/31/2012	$25,000	8% interest
			$222,500

Between April and December 31, 2011 we entered into loans pursuant to the issuance of promissory notes convertible into shares of common stock at $0.05 per share for an aggregate of an additional principal amount of $350,000, each at an interest rate of 8% per annum and each with a maturity date of March 31, 2012 as follows:

On April 7, 2011, we executed a convertible promissory note with an accredited unrelated party individual relating to a loan in the amount of $50,000 at 8% interest per annum with a maturity date of March 31, 2012.  This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.  During the year ended December 31, 2011, $19,000 was repaid on this promissory note. As of the date of this filing, APD was not in compliance with the terms of this note. Management is currently re-negotiating terms that will extend the maturity date of this note and remove this non-compliance.

On April 12, 2011, we entered into a definitive agreement with an accredited unrelated party individual and executed a convertible promissory note relating to a loan in the amount of $50,000 at 8% interest with a maturity date of March 31, 2012. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.  During the period ending December 31, 2011, $0 was repaid on this promissory note.

On April 30, 2011, we entered into a definitive agreement with an accredited unrelated party individual and executed a convertible promissory note relating to a loan in the amount of $50,000 at 8% interest with a maturity date of March 31, 2012.  This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note. During the period ending December 31, 2011, $0 was repaid on this promissory note.

On August 23, 2011, we entered into a definitive agreement with an accredited unrelated party individual and executed a convertible promissory note relating to a loan in the amount of $50,000 at 8% interest with a maturity date of March 31, 2012. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note. During the period ending December 31, 2011, $0 was repaid on this promissory note.

On September 6, 2011, we entered into a definitive agreement with an accredited unrelated party individual and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of March 31, 2012. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note. During the period ending December 31, 2011, $0 was repaid on this promissory note. As of the date of this filing, APD was not in compliance with the terms of this note. Management is currently re-negotiating terms that will extend the maturity date of this note and remove this non-compliance.

On September 20, 2011, the Company entered into a similar definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of March 31, 2012. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.  During the period ending December 31, 2011, $0 was repaid on this promissory note.

On September 30, 2011, the Company entered into a similar definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of March 31, 2012. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.  During the period ending December 31, 2011, $0 was repaid on this promissory note.

On November 2, 2011, the Company entered into a similar definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of March 31, 2012. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.  During the period ending December 31, 2011, $0 was repaid on this promissory note.

On November 14, 2011, the Company entered into a similar definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $50, 000 at 8% interest with a maturity date of March 31, 2012. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.  During the period ending December 31, 2011, $0 was repaid on this promissory note.

At December 31, 2011 a total of $12,089 of interest has been accrued on the convertible promissory notes.

As of December 31, 2011 one of the promissory notes had been partially paid in the amount of $19,000.

As of the date of this filing, we have not yet entered into any definitive agreements, but we do have a non-binding Letter of Intent which may result in a possible change of control transaction at some future date, of which there is no assurance.

Results of Operations

Since APD was formed on July 23, 1996, it has earned minimal revenues and has incurred a net operating loss since its inception of approximately $327,000 through December 31, 2011.  Results of operations for the year ended December 31, 2011, compared to the year ended December 31, 2010 are as follows:

Net cash used in operating activities during the year ended December 31, 2011 was approximately $115,000 as compared to net cash used in operating activities during the year ended December 31, 2010 of approximately $32,000.  The increase was primarily due to an increase in professional fees paid. For the year ended December 31, 2011, we reported a net loss of approximately $103,000, gross revenues of $2,500 with a no gross profit on sales, compared to a net loss of approximately $35,000, with no sales and no gross profit on sales during the year ended December 31, 2010.  We incurred operating expenses of approximately $98,000 in the year ended December 31, 2011 and approximately $35,000 in the year ended December 31, 2010.  This is an increase of approximately $63,000, primarily attributable to an increase in professional fees of approximately $60,000.

Revenues

Total revenues amounted to $2,500 for the year ended December 31, 2011 compared to $0 for the prior fiscal year.  This lack of revenue is attributed to the lack of time and focus of the president.  The capital restraints that we have experienced have not allowed inventory augmentation and diversification, implementation of our marketing strategy, etc.  Our cost of goods sold was $2,500 for the year ended December 31, 2011, and was $0 for the prior fiscal year.

Operating Expenses

We incurred operating expenses of approximately $98,000 in the year ended December 31, 2011 and approximately $35,000 in the year ended December 31, 2010.  This is an increase of approximately $63,000.  The major difference in the two periods was attributable to an increase in professional fees by approximately $60,000.

Net Income or Loss

For the year ended December 31, 2011, we reported a net loss of approximately $103,000 compared to a net loss of approximately $35,000 for the prior fiscal year, an increase in net loss of approximately $68,000.  The net loss increase is primarily due to an increase in professional fees and interest expense.

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

Our cash in the bank at December 31, 2011 was $15,040.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities and loans.  Between April and December 31, 2011 we received loans for an aggregate principal amount of $350,000, all maturing on March 31, 2012 as previously described above.  As of December 31, 2011, we have loaned Northern a total of $222,500 at 8% interest per annum pursuant a Letter of Intent as described above.  Our recent cash burn rate in our operations over year 2011 has been approximately $8,000 per month.  We expect that that cash burn rate to remain constant over the next quarter.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past March 2012.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital to repay loans, generate sufficient revenue, or receive further loans on an as needed basis, we will have to curtail or cease our operations.

We have had minimal operations and very limited revenues.  From inception to December 31, 2011, we have had and accumulated deficit of $326,689.  For the year ended December 31, 2011, we had a net loss of $102,536 and revenues of $2,500 from sales.  At December 31, 2011, we had cash of $15,040, inventories of $0, and receivables of $230,417, for total current assets of $245,457.  Of these assets, $222,500 are from notes receivable due from a single entity.  At December 31, 2011 our total liabilities were approximately $353,000. Of these liabilities, $331,000 are from convertible notes payable.  We have realized only minimal revenue from sales and had a net loss for the years ended December 31, 2011 and 2010.  We believe that we could experience negative operating cash flow for the foreseeable future.  At December 31, 2011, we had outstanding debt of $331,000 from convertible loans as described in the Plan of Operations section above.  If our outstanding convertible debt is not converted to equity before the various maturity dates and we cannot repay this debt on the maturity dates, we will be required to ask for extensions from the lenders or engage in another equity offering to provide capital to repay the debt.  If the lenders do not convert their debt to equity and we cannot raise further capital through and equity offering, there is a high probability that the company would become insolvent and could potentially go out of business.

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

Going Concern

Our independent public accountants have included explanatory paragraphs in their reports on our financial statements for the years ended December 31, 2011 and 2010, which express substantial doubt about our ability to continue as a going concern.  As discussed in Note 3 of our financial statements included with this 10-K, we have suffered recurring losses from operations since inception and have an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the date hereof, the debt the Company has accrues interest at a rate of 8% per annum, however, in the future we may incur debt or issue debt instruments. The fair market value of any future debt will be sensitive to changes in prevailing interest rates.  We run the risk that market rates will decline and the required payments will exceed those based on the current market rate.  We do not use interest rate derivative instruments to manage our exposure to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS

To the Board of Directors and Stockholders

APD Antiquities, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of APD Antiquities, Inc. as of December 31, 2011, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2011. APD Antiquities, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of APD Antiquities, Inc. as of December 31, 2010 were audited by other auditors whose report dated March 24, 2011 expressed an unqualified opinion on the financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of APD Antiquities, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3, the Company has a history of operating losses, has limited cash resources, and its viability is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MartinelliMick PLLC

MartinelliMick PLLC

Spokane, Washington

March 28, 2012

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

/S/BehlerMick PS

Spokane, Washington

March 24, 2011

APD ANTIQUITIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$ 15,040	$ 41
Inventory	-	3,755
Northern Adventures Receivable	230,417	-
Total Current Assets	245,457	3,796

TOTAL ASSETS	$ 245,457	$ 3,796

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 4,191	$ 21,154
Accrued expenses	6,000	5,500
Accrued interest payable	12,089	-
Commissions payable - related party	-	4,229
Convertible notes payable	331,000	-
Total Current Liabilities	353,280	30,883

LONG TERM LIABILITIES
Loan payable	-	6,200
Total Long Term Liabilities	-	6,200

TOTAL LIABILITIES	353,280	37,083

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 5,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 70,000,000 shares authorized, $0.001 par value;
4,731,111 and 3,911,111 shares issued and outstanding, respectively	4,731	3,911
Additional paid-in capital	214,144	186,964
Accumulated deficit	(326,698)	(224,162)
Total Stockholder's Equity	(107,823)	(33,287)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 245,457	$ 3,796

The accompanying notes are an integral part of these financial statements.

APD ANTIQUITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010
SALES	$ 2,500	$ -

COST OF GOODS SOLD	2,500	-

GROSS PROFIT	-	-

EXPENSES
Marketing	81	162
Rent	3,600	3,600
General and administrative	5,692	1,659
Professional fees	88,991	29,106
TOTAL EXPENSES	98,364	34,527

LOSS FROM OPERATIONS	(98,364)	(34,527)

OTHER INCOME (EXPENSE)
Interest income	7,917	-
Interest expense	(12,089)	(113)
TOTAL OTHER INCOME (EXPENSE)	(4,172)	(113)

INCOME (LOSS) BEFORE INCOME TAXES	(102,536)	(34,640)

INCOME TAXES	-	-

NET INCOME (LOSS)	$ (102,536)	$ (34,640)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$ (0.02)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
SHARES OUTSTANDING, BASIC AND DILUTED	4,358,234	3,508,371

The accompanying notes are an integral part of these financial statements.

APD ANTIQUITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2009	2,711,111	2,711	158,164	(189,522)	(28,647)

Common stock issued for cash	1,200,000	1,200	28,800	-	30,000
Net loss for the period ended December 31, 2010	-	-	-	(34,640)	(34,640)
Balance, December 31, 2010	3,911,111	3,911	186,964	(224,162)	(33,287)

Common stock issued for cash	820,000	820	27,180	-	28,000
Net loss for the period ended December 31, 2011	-	-	-	(102,536)	(102,536)
Balance, December 31, 2011	4,731,111	$ 4,731	$ 214,144	$ (326,698)	$ (107,823)

The accompanying notes are an integral part of these financial statements.

APD ANTIQUITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (102,536)	$ (34,640)
Adjustments to reconcile net loss to net cash provided (used) by operations
Increase in inventory	3,755	954
Increase in interest receivable	(7,917)	-
Increase (decrease) in accrued expenses	500	(4,700)
Increase (decrease) in accounts payable	(16,963)	7,698
Increase in interest payable	12,089	-
Decrease in commissions payable	(4,229)	(1,233)
Net cash provided by operating activities	(115,301)	(31,921)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in Northern Adventure receivable	(222,500)	-
Net cash used by investing activities	(222,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	28,000	30,000
Proceeds from convertible notes payable	350,000	-
Payment of note payable	(25,200)	-
Net cash used by financing activities	352,800	30,000

NET INCREASE (DECREASE) IN CASH	14,999	(1,921)
CASH, BEGINNING OF PERIOD	41	1,962
CASH, END OF PERIOD	$ 15,040	$ 41

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$ -	$ 113
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

APD ANTIQUITIES, INC.

Notes to the Financial Statements

December 31, 2011

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

The Company maintains its corporate office in Spokane, Washington and offers its products online. The Company is now searching for a merger or acquisition target. The Company’s fiscal year end is December 31.

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

Advertising Costs

Advertising costs, including costs for direct mailings, are expensed when incurred.  Advertising costs incurred during the years ending December 31, 2011, and 2010 were $81 and $162, respectively.

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

Inventories

Inventories are accounted for using the specific identification method, and stated at the lower of cost or market, with market representing the lower of replacement cost or estimated net realizable value. The Company has no insurance coverage on its inventory.  The Company has no inventory on consignment at December 31, 2011. In the future, if the Company consigns inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to paragraph of 260-10-45-10 of the FASB Accounting Standards Codification.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.  There were no potentially dilutive shares outstanding as of December 31, 2011 or 2010.

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

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. At December 31, 2011, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events.  The Company will disclose the date through which subsequent events have been evaluated and that date is the date when the financial statements were issued.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $326,698 at December 31, 2011 and had a net loss of approximately $103,000 and net cash used in operating activities of approximately $115,000 for the year ended December 31, 2011.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Rental Agreement

The Company has a month-to-month rental agreement for office space in Spokane, Washington.  The monthly rent is $300.

NOTE 5 – NOTES PAYABLE

In April 2011, APD paid $6,200 in full satisfaction of all notes payable that existed on December 31, 2010.

On April 7, 2011, APD entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $50,000 at 8% interest per annum with a maturity date of December 31, 2011. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.  During the period ending December 31, 2011 $19,000 was repaid on this promissory note.  This remaining balance of $31,000 and accrued interest payable was extended to March 31, 2012.

On April 12, 2011, the Company entered into a similar definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $50,000 at 8% interest with a maturity date of December 31, 2011. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.  This promissory note was extended to March 31, 2012.

On April 30, 2011, the Company entered into a similar definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $50,000 at 8% interest with a maturity date of December 31, 2011. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.  This promissory was extended to March 31, 2012.

On August 23, 2011, the Company entered into a similar definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $50,000 at 8% interest with a maturity date of December 31, 2011. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.  This promissory note was extended to March 31, 2012.

On September 6, 2011, the Company entered into a similar definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of December 31, 2011. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.  This promissory note was extended to March 31, 2012.

On September 20, 2011, the Company entered into a similar definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of December 31, 2011. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.  This promissory note was extended to March 31, 2012.

On September 30, 2011, the Company entered into a similar definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of December 31, 2011. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.  This promissory note was extended to March 31, 2012.

On November 2, 2011, the Company entered into a similar definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of December 31, 2011. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.  This promissory note was extended to March 31, 2012.

On November 14, 2011, the Company entered into a similar definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $50,000 at 8% interest with a maturity date of December 31, 2011. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.  This promissory note was extended to March 31, 2012.

At December 31, 2011 a total of $12,089 of interest has been accrued on the convertible promissory notes.

NOTE 6 – LETTER OF INTENT

On April 8, 2011, the Company entered into a non-binding Letter of Intent with Northern Adventures LLC. (“Northern”) related to securing an option to enter into a lease agreement related to two mineral properties located in the state of Montana.

As part of the transaction with Northern, the Company made a one hundred twenty (120) day unsecured loan in the amount of $95,000 to Northern for the express purpose of securing additional mineral rights in the immediate area of the two mineral properties owned by Northern by locating, filing and recording approximately 150 unpatented mining claims at an average cost of $400 each.  The promissory note bears interest at 8% per annum.  This note has subsequently been extended by the parties to March 31, 2012.  Additional amounts as outlined below were loaned by us to Northern for the express purpose of acquiring or leasing more mineral properties.

On August 24, 2011, a $40,000 unsecured loan was made to Northern Adventures, LLC. The promissory note bears interest at 8% per annum. This note has subsequently been extended by the parties to March 31, 2012.

On September 8, 2011, a $15,000 unsecured loan was made to Northern Adventures, LLC.  The promissory note bears interest at 8% per annum. This note has subsequently been extended by the parties to March 31, 2012.

On September 21, 2011, a $20,000 unsecured loan was made to Northern Adventures, LLC.  The promissory note bears interest at 8% per annum. This note has subsequently been extended by the parties to March 31, 2012.

On October 10, 2011, a $7,500 unsecured loan was made to Northern Adventures, LLC.  The promissory note bears interest at 8% per annum. This note has subsequently been extended by the parties to March 31, 2012.

On November 3, 2011, a $20,000 unsecured loan was made to Northern Adventures, LLC.  The promissory note bears interest at 8% per annum. This note has subsequently been extended by the parties to March 31, 2012.

On November 15, 2011, a $25,000 unsecured loan was made to Northern Adventures, LLC. The promissory note bears interest at 8% per annum and is due May 13, 2012.

Aggregate loans due from Northern Adventures at December 31, 2012 are $222,500.

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

On February 4, 2011 the Company sold 320,000 shares of restricted common stock to one investor for $8,000 in cash ($0.025 per share).

On March 21, 2011 the Company sold 200,000 shares of restricted common stock to one investor for $5,000 in cash ($0.025 per share).

On December 29, 2011 the Company sold 300,000 shares of restricted common stock to one investor for $15,000 in cash ($0.05 per share).

NOTE 8 – STOCK OPTION PLAN

The Company’s board of directors approved the adoption of the “2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan” by unanimous consent on January 15, 2001. This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan. No options have been issued under the plan as of December 31, 2011.

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

At December 31, 2011 and 2010 the Company had gross deferred tax assets calculated at the expected rate of 35% of approximately $114,300 and $76,200, respectively, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $114,300 and $76,200 has been established at December 31, 2011 and 2010, respectively.

The significant components of the Company’s net deferred tax asset (liabilities) at December 31, 2011 and 2010 are as follows:

	2011	2010
Net operating loss carryforwards	$ 326,698	$ 224,162

Gross deferred tax assets (liabilities):
Net Operating Loss	114,300	76,200
Valuation Allowance	(114,300)	(76,200)

Net Deferred tax asset (liability)	$ -	$ -

At December 31, 2011 and 2010, the Company has net operating loss carryforwards of approximately $327,000 and $224,000, respectively, which will expire in the years 2016 through 2031.  The net change in the allowance account was an increase of $38,100.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were the following reportable subsequent events to be disclosed:

On January 2, 2012, a $20,000 unsecured loan was made to Northern Adventures, LLC. The promissory note bears interest at 8% per annum and is due March 31, 2012.

On January 17, 2012, the Company sold 920,000 shares of restricted common stock to three accredited investors at $0.05 per share for $46,000 in cash.

On February 17, 2012, the Company entered into a definitive agreement with a private accredited investor and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest per annum with a maturity date of March 31, 2012. The promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, our management, including the CEO, concluded that as of December 31, 2011 our disclosure controls and procedures were not effective to ensure the information required to be disclosed by an issuer in the reports we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to us, and was accumulated and communicated to our management, including our CEO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

Our management, with the participation of our Chief Executive Officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of December 31, 2011 because fundamental elements of an effective control environment were missing or inadequate, including a documented ethics or values statement, a code of conduct, and independent oversight and monitoring of financial reporting, financial reporting processes and procedures, and internal control procedures. At present, the Board of Directors is comprised entirely of individuals performing management functions. Because no Directors are independent, no Audit Committee has been established to which the Board could delegate its oversight responsibilities. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

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

Based on this assessment and the material weakness described above, management has concluded that as of December 31, 2011, our internal control over financial reporting was not effective.

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

		Position with	Has Served as Director
Name	Age	the Company	Continuously Since
Cindy K. Swank	56	President, Treasurer and Director	August 1999
Timothy J. Kuh	37	Vice President and Director	December 2004

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

Mr. Timothy J. Kuh, Vice President and director of APD Antiquities, Inc. was elected to these offices in December of 2004.  Mr. Kuh obtained his Bachelor Degree in International Affairs from Eastern Washington University in 2004. Mr. Kuh was employed by Horizon/Alaska Airlines from 1999 until November 2004.  He is currently self employed as a business consultant.  Mr. Kuh resides in Spokane, Washington and will assist the company in operations and administrative activities.

B.  Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

ITEM 11.  EXECUTIVE COMPENSATION

A.  Summary Compensation Table

The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2011 and 2010, of those persons who were (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000.  No person received compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

NAME AND				OTHER ANNUAL
PRINCIPAL POSITION	YEAR	SALARY	BONUS	COMPENSATION (1)
Cindy Swank	2011	$-0-	-0-	$1,738
President, Treasurer, Chief Executive Officer	2010	$-0-	-0-	$-0-

*The officers/directors do not receive salaries but are to be compensated for sales generated on behalf of the Company. Compensation is based solely on bringing business to the Company. A nine percent (9%) commission is equally divided amongst the officers/directors for each sale made.  $2,250 was paid in commission during the year ended December 31, 2011.

B.  Narrative Disclosure to Summary Compensation Table

During the fiscal year ended December 31, 2011, no director received any compensation for attending meetings of the Board of Directors and the Company presently intends that the same will be the case for the fiscal year ended December 31, 2011.  Directors are reimbursed, however, for reasonable expenses incurred on behalf of the Company.

C.  Outstanding Equity Awards at Fiscal Year End

No director had been granted any equity compensation, including option grants, as of December 31, 2011.

D.  Compensation of Directors

No compensation was paid to directors for their director services during the fiscal year ending December 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the ownership of our Common Stock on February 29, 2012 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officers and directors.  The percentage of beneficial ownership for the following table is based on 5,651,111 shares of Common Stock outstanding at March 30, 2012.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of Common Stock over which the stockholder has sole or shared voting or investment power.  It also includes shares of Common Stock that the stockholder has a right to acquire within 60 days after March 30, 2012 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding Common Stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of APD Antiquities’ Common Stock.

Title of Class	Name and Address of Beneficial Owner of Shares (1)	Position	Amount of Shares Held by Owner	Percent of Class (2)
Common	Cindy K. Swank	Dir/Pres.	202,004	3.57%
Common	Timothy Kuh	Dir/Vice Pres.	2,000	0.04%
Common	Raymond Kuh	None	201,004	3.56%
Common	Peter Schmid Wiesenweg 7 85653 Aying, Germany	None	333,332	5.90%
Common	Klaus Lewin Meisenweg 15 50126 Bergheim, Germany	None	308,564	5.45%
Common	IWJ Consulting Group, LLC 2009 E. 30th Ave. Spokane, WA 99203	None	320,000	5.66%
Common	Michael Strage 350 Central Park West New York, NY 10025	None	300,000	5.31%
Common	Soto Holdings Ltd. Trst Co Cmplx Ajltake Rd Ajeltake Isl Mjuro 96960 Marshall Islands MH	None	300,000	5.31%
Common	Delta Group Investments, Ltd RM2105 21/F Shun Tak Ctr W Twr 200 Connaught Rd C Shng Wan Hong Kong	None	300,000	5.31%
Common	Diamond Dawg Investments LLC PO Box 50046 Bellevue, WA 98015	None	300,000	5.31%
All Executive Officers, Directors as a Group (two persons) (3)			204,004	3.61%

(1) Unless otherwise indicated, the address of each of the listed beneficial owners identified above is: c/o 1314 South Grand Boulevard, Suite 2-176, Spokane, WA 99202.
(2) The percentages listed in the Percent of Class column are based upon 5,651,111 issued and outstanding shares of Common Stock as of February 29, 2012.
(3) Includes the shares of Common Stock beneficially owned by Ms. Cindy Swank and Mr. Timothy Kuh.

Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  At December 31, 2011 we had outstanding 4,731,111 shares of common stock.

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

The Company's officers/directors do not receive salaries but are being compensated for sales generated on behalf of the Company.  Compensation is based solely on bringing business to the Company.  A nine percent (9%) commission is equally divided amongst the officers/directors for each item sold.  From inception the current corporate officer/director, Ms. Swank, was paid a total of $ 4,529.35 for sales arranged on behalf of the Company.  Additionally, as a result of minimal revenue and minimal operations, no commissions were accrued during the year ended December 31, 2011 and any commissions payable to Ms. Swank were accrued on our books during that fiscal year.

Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2011.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

MartinelliMick PLLC, Certified Public Accountants, formerly BehlerMick PS, is the Company’s independent auditors to examine the financial statements of the Company for the fiscal year ending December 31, 2011.  MartinelliMick PLLC has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees. Aggregate fees billed for professional services rendered by MartinelliMick PLLC in connection with its audit of APD’s financial statements as of and for the years ended December 31, 2011, and 2010, its reviews of APD’s unaudited condensed consolidated interim financial statements, and for SEC consultations and filings were $9,629 and $0, respectively.  Aggregate fees billed for professional services rendered by BehlerMick PS in connection with its audit of APD’s financial statements as of and for the years ended December 31, 2011, and 2010, its reviews of APD’s unaudited condensed consolidated interim financial statements, and for SEC consultations and filings were $13,812 and $26,398, respectively.

Audit-Related Fees. MartinelliMick PLLC was not paid additional fees for the fiscal year ended December 31, 2011 and December 31, 2010 for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees - MartinelliMick PLLC charged zero fees for the fiscal year 2011 for professional services rendered for tax compliance.  We did not incur any fees and expenses from MartinelliMick PLLC for the fiscal year 2010 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees - We did not incur any other fees and expenses from MartinelliMick PLLC for the fiscal years 2011 and 2010 annual audits.

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

* Incorporated by reference to the Registrant's Registration Statement on Form 10SB, File No. 000-32345

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2012

APD ANTIQUITIES, INC.

By:	/s/ Cindy Swank
Cindy Swank Cindy K. Swank, President, Treasurer, CEO, Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Cindy K. Swank
Cindy K. Swank
Director
Dated: March 30, 2012

/s/ Timothy J. Kuh
Timothy J. Kuh
Director
Dated: March 30, 2012