Form 10-Q
period 2012-03-31
APD ANTIQUITIES, INC.
filed 2012-05-21
CIK 1289046

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

Yes [X] No [  ]

As of May 21, 2012, there were 6,151,111 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

APD ANTIQUITIES, INC.

INDEX TO FINANCIAL STATEMENTS

MARCH 31, 2012

Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	4

Consolidated Statements of Operations for the Three Months Ended
March 31, 2012 and 2011	5

Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2012 and 2011	6

Notes to Financial Statements	7

APD ANTIQUITIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$22,773	$15,040
Northern Adventures Receivable	267,920	230,417

Total Current Assets	290,693	245,457

TOTAL ASSETS	$290,693	$245,457

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$300	$4,191
Accrued expenses	6,000	6,000
Accrued interest payable	18,670	12,089
Convertible notes payable	336,000	331,000
Total Current Liabilities	360,970	353,280

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 70,000,000 shares authorized, $0.001
par value; 6,151,111 and 4,731,111 shares issued
and outstanding, respectively	6,151	4,731
Additional paid-in capital	283,724	214,144
Accumulated deficit	(360,152)	(326,698)
Total Stockholder's Equity	(70,277)	(107,823)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$290,693	$245,457

The accompanying notes are an integral part of these financial statements

APD ANTIQUITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended
	March 31, 2012		March 31, 2011
	(Unaudited)		(Unaudited)

SALES	$-		$2,500

COST OF GOODS SOLD	-		2,500

GROSS PROFIT	-		-

EXPENSES
Marketing	500		-
Rent	900		900
General and administrative	2,084		34
Professional fees	28,392		3,295
TOTAL EXPENSES	31,876		4,229

LOSS FROM OPERATIONS	(31,876)		(4,229)

OTHER INCOME (EXPENSE)
Interest income	5,002		-
Interest expense	(6,580)		-
TOTAL OTHER INCOME (EXPENSE)	(1,578)		-

INCOME (LOSS) BEFORE INCOME TAXES	(33,454)		(4,229)

INCOME TAXES	-		-
NET INCOME (LOSS)	$(33,454)		$(4,229)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$	nil

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	5,490,232		4,128,889

The accompanying notes are an integral part of these financial statements

APD ANTIQUITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,454)	$(4,229)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in inventory	-	2,500
Decrease (increase) in interest receivable	(5,003)	365
Increase (decrease) in accrued expenses	-	(11,670)
Increase (decrease) in accounts payable	(3,891)	900
Increase (decrease) in interest payable	6,581	-

Net cash provided by operating activities	(35,767)	(12,134)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in receivable	(32,500)	-
Net cash used by investing activities	(32,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	71,000	13,000
Proceeds from convertible notes payable	25,000	-
Payment of note payable	(20,000)	-
Net cash used by financing activities	76,000	13,000

Change in cash	7,733	866

Cash, beginning of period	15,040	41

Cash, end of period	$22,773	$907

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

APD ANTIQUITIES, INC.

Notes to the Consolidated Financial Statements

March 31, 2012

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

APD Antiquities, Inc. (hereinafter “APD” or “the Company”) was incorporated on July 23, 1996 under the laws of the State of Nevada for the purpose of acquiring, importing, marketing, and selling valuable antiquity and art items of Asian origin.  Examples of these items are such things as furniture, works of art, antiques, glass works, porcelain, statues, pottery, sculptures and other collectibles and collector items that have their origin in the Far East.  These collectibles and antiques were previously acquired through a variety of agents and wholesale distribution sources in Hong Kong and the Peoples Republic of China. Acquisitions will be made by agents of APD and as the result of direct buying trips and direct contact with wholesale companies located in several Asian countries.  The Company changed its name from APD International Corporation in August of 1999.  As of December 31, 2011, the company wrote off its remaining inventory and has discontinued its original business.

On May 7, 2011, the Company formed APD Metals, Inc. a wholly owned subsidiary corporation in the state of Nevada, with the intent of acquiring mining properties, existing mineral leases and options to purchase existing leases in the Northwest.   On May 8, 2012, the name of the subsidiary was changed from APD Metals, Inc. to AMCOR Exploration, Inc.  The Company entered into a Letter of Intent with an unrelated entity to acquire options to lease mineral properties at a future date (see NOTE 6).

The Company maintains its corporate office in Spokane, Washington. The Company is now searching for an acquisition target.  The Company’s fiscal year end is December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended December 31, 2011 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to paragraph of 260-10-45-10 of the FASB Accounting Standards Codification.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.  There were no potentially dilutive shares outstanding as of March 31, 2012 or 2011.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. At March 31,

2012, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $360,152 at March 31, 2012 and had a net loss of $33,454 and net cash used in operating activities of $34,767 for the period ended March 31, 2012, respectively.

While the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – COMMITMENTS

Rental Agreement

The Company has a month-to-month rental agreement for office space in Spokane, Washington.  The monthly rent is $300.

NOTE 5 – NOTES PAYABLE

On April 7, 2012 APD Antiquities, Inc. entered into a definitive agreement with an accredited investor and executed February 17, 2012 a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest per annum with a maturity date of August 15, 2012. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

At March 31, 2012 a total of $18,670 of interest has been accrued on all outstanding convertible promissory notes between April 4, 2011 and March 31, 2012.

NOTE 6 – LETTER OF INTENT

On April 8, 2011, the Company entered into a non-binding Letter of Intent with Northern Adventures LLC. (“Northern”) related to securing an option to enter into a lease agreement related to two mineral properties located in the state of Montana.  The Letter of Intent was amended and the number of mineral properties or leases has, by mutual consent, been increased to nine properties.

As part of the transaction with Northern, the Company has made several unsecured loans to Northern for the express purpose of securing additional mineral rights in the immediate area of the two mineral properties owned by Northern.

On January 5, 2012, a $15,000 unsecured loan was made to Northern Adventures, LLC.  The promissory note bears interest at 8% per annum and matures on June 30, 2012.

On January 21, 2012, a $17,500 unsecured loan was made to Northern Adventures, LLC.  The promissory note bears interest at 8% per annum and matures on June 30, 2012.

Aggregate loans due from Northern Adventures at March 31, 2012 are $255,000.

NOTE 7 – PREFERRED AND COMMON STOCK

The Company has 5,000,000 shares of preferred stock authorized and none issued.

On December 31, 2011, we sold 300,000 shares of common stock in a private placement to Martin Clemets for $15,000 ($0.05 per share).

On January 17, 2012, we sold 920,000 shares of common stock in a private placement to Manuel Graiwer, Louis Cornacchia, and Scott Nehring for $46,000 ($0.05 per share).

On March 29, 2012, we sold 500,000 shares of common stock in a private placement to Michael Coyne for $25,000 ($0.05 per share).

NOTE 8 – INCOME TAXES

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

At March 31, 2012 and December 31, 2011 the Company had gross deferred tax assets calculated at the expected rate of 35% of approximately $125,700 and $114,300, respectively, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $125,700 and $114,300 has been established at March 31, 2012 and December 31, 2011, respectively.

The significant components of the Company’s net deferred tax asset (liabilities) at March 31, 2012 and December 31, 2011 are as follows:

March 31, 2012

        December 31, 2011

Net operating loss carryforwards

$   360,152

$   326,698

Gross deferred tax assets (liabilities):

Net Operating Loss

$   126,000

$   114,300

Valuation Allowance

    (126,000)

    (114,300)

Net Deferred tax asset (liability)

$             -

$             -

At March 31, 2012 and December 31, 2011, the Company has net operating loss carryforwards of approximately $360,000 and $327,000 respectively, which will expire in the years 2016 through 2033.  The net change in the allowance account was an increase of $11,700.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were the following reportable subsequent events to be disclosed.

On April 1, 2012, all lenders have agreed to extend the maturity dates of their promissory notes to June 30, 2012 and convert their promissory notes to common stock upon the occurrence of an acquisition or merger before June 30, 2012.  If no acquisition or merger takes place by June 30, 2012, the notes will be due in full.

On May 15, 2012, we entered into a definitive agreement with Dylan Underhill, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $11,000 at 8% interest with a maturity date of June 30, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On May 15, 2012, a $10,000 unsecured loan was made to Northern Adventures, LLC.  The promissory note bears interest at 8% per annum and matures on June 30, 2012.

On May 18, 2012, a $25,000 unsecured loan was made to Northern Adventures, LLC.  The promissory note bears interest at 8% per annum and matures on June 30, 2012.

On May 18, 2012, we entered into a definitive agreement with Marycliff Investment Corporation, an accredited unrelated corporation, and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of June 30, 2012.   This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

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

Plan of Operations

In its initial operational stage beginning with its commencement of operations in 1999, APD Antiquities, Inc. was an e-commerce based company which engaged in the business of acquiring and marketing antiques and collectible items, focusing our attention on high quality pieces from the Far East.  This business did not prove successful.  Our plan of operation for the coming year is to identify and acquire a favorable business opportunity through a merger or acquisition.

As an initial step to potentially redirect our business to the mineral exploration industry, on May 7, 2011, we formed APD Metals, Inc., a wholly owned subsidiary corporation in the state of Nevada.  APD Metals, Inc. was formed with the intent of acquiring mining properties in the Northwest United States and for the purpose of evaluating the feasibility of diversifying into the mineral exploration business.  As of this date, no properties or mineral leases have been acquired.  On May 8, 2012, the corporate name of our wholly owned subsidiary was changed from APD Metals, Inc. to AMCOR Exploration, Inc.

Loans Receivable.  On April 8, 2011, we entered into a non-binding Letter of Intent with Northern Adventures LLC, (“Northern”), an unrelated entity, pertaining to securing an option to enter into a lease agreement related to two mineral properties located in the state of Montana.  As part of the signing of the Letter of Intent with Northern, we made a one hundred twenty (120) day unsecured loan in the amount of $55,000 to Northern for the express purpose of securing additional mineral rights in the immediate area of the two mineral properties owned by Northern by locating, filing and recording approximately 55 unpatented mining claims at an average cost of $400 each.  The promissory note bears interest at 8% per annum.  Under the terms of the Letter of Intent, we agreed to loan Northern up to $200,000.  As of March 31, 2012, we have loaned Northern an aggregate principal amount of $255,000 pursuant to 11 promissory notes detailed below, exceeding the amount agreed upon in the Letter of Intent by 55,000.  All notes bear interest at 8% per annum as shown in the chart below.  As a consequence of protracted inclement weather which inhibited the proposed work defined in the Letter of Intent between APD and Northern executed on April 8, 2011, we agreed with Northern to amend the non-binding Letter of Intent on three occasions, August 5, 2011, December 30, 2011, March 30, 2012, with the last amendment extending the maturity date of all promissory notes with Northern (listed below) to June 30, 2012.

Loaned To	Date	Amount	Details
Northern Adventures LLC	4/4/2011	$20,000	8% interest
Northern Adventures LLC	4/12/2011	$35,000	8% interest
Northern Adventures LLC	5/3/2011	$40,000	8% interest
Northern Adventures LLC	8/24/2011	$40,000	8% interest
Northern Adventures LLC	9/8/2011	$15,000	8% interest
Northern Adventures LLC	9/21/2011	$20,000	8% interest
Northern Adventures LLC	10/10/2011	$7,500	8% interest
Northern Adventures LLC	11/1/2011	$20,000	8% interest
Northern Adventures LLC	11/15/2011	$25,000	8% interest
Northern Adventures LLC	1/5/2012	$15,000	8% interest
Northern Adventures LLC	1/21/2012	$17,500	8% interest
	Total	$255,000

As of March 31, 2012, interest in the amount of $12,920 has accrued on the aggregated principal amount of $255,000 owed to us by Northern Adventures, LLC.

Loans Payable.  Between April 4, 2011 and March 31, 2012 we entered into loans pursuant to promissory notes convertible into shares of common stock at $0.05 per share for an aggregate principal amount of $375,000, each at an interest rate of 8% per annum, of which principal of $336,000 remains outstanding after payment of $39,000 during the quarter ended March 31, 2012 to one note holder.  The promissory notes are as follows:

On April 8, 2011, we executed a convertible promissory note with Marycliff Investment Corporation, an accredited unrelated corporation, relating to a loan in the amount of $50,000 at 8% interest per annum with an initial maturity date of January 3, 2012, which was extended to March 31, 2012 on December 31, 2011.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.  During the period ending March 31, 2012, a total of $20,000 was repaid on this promissory note.  As of March 31, 2012, total principal in the amount of $11,000 was still outstanding.

On April 12, 2011, we entered into a definitive agreement with Vincent Valdez, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $50,000 at 8% interest with a maturity date of January 7, 2012 which was extended to March 31, 2012 on December 31, 2012.   This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On April 30, 2011, we entered into a definitive agreement with Manuel Graiwer, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $50,000 at 8% interest with a maturity date of January 25, 2012 which was extended to March 31, 2012 on December 31, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On August 23, 2011, we entered into a definitive agreement with Manuel Graiwer, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $50,000 at 8% interest with a maturity date of December 31, 2011 which was extended to March 31, 2012 on December 31, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On September 6, 2011, we entered into a definitive agreement with Vincent Valdez, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of January 14, 2012 which was extended to March 31, 2012 on December 31, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On September 20, 2011, we entered into a definitive agreement with Larry Johnson, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interestwith a maturity date of December 31, 2011 which was extended to March 31, 2012 on December 31, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On September 30, 2011, we entered into a definitive agreement with Manuel Graiwer, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with an initial maturity date of December 31, 2011 which was extended to March 31, 2012 on December 31, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On November 2, 2011, we entered into a similar definitive agreement with Louis Cornacchia, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of March 31, 2012. This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On November 14, 2011, we entered into a similar definitive agreement with Livorno Latin American, an accredited unrelated corporation, and executed a convertible promissory note relating to a loan in the amount of $50, 000 at 8% interest with a maturity date of March 31, 2012. This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On February 17, 2012, we entered into a similar definitive agreement with Joseph Edington IV, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of March 31, 2012. This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On April 1, 2012 all of the above note holders agreed to convert the principal and accrued interest of their promissory notes to common stock subject to APD acquiring the assets of Northern Adventures, Inc.  The conversion of the promissory notes are therefore on hold pending the consummation of an asset acquisition transaction between APD and Northern Adventures, Inc.

At March 31, 2012, a total of $18,662 of interest had accrued on the convertible promissory notes with an aggregate principal amount of $336,000.

As of the date of this filing, we have not yet entered into any definitive agreements with Northern to acquire their mining assets, but we do have a non-binding Letter of Intent which may result in a possible change of control transaction, of which there is no assurance, at some future date.  In the event we reach a formal agreement with Northern, of which there is no assurance, we expect to attempt to raise additional funds to be used as operating capital with a view to funding one or more proposed mineral exploration programs.  If necessary, we may sell common stock to provide additional cash for future operations and development.

Results of Operations

Since APD was formed on July 23, 1996, it has earned minimal revenues and has incurred a net operating loss since its inception of $359,145 through March 31, 2012.

Results of operations for the three months ended March 31, 2012, compared to the three months ended March 31, 2011 are as follows:

Net cash used in operating activities during the three months ended March 31, 2012 was $34,767 as compared to net cash used in operating activities during the three months ended March 31, 2011 of $12,134.  For the three months ended March 31, 2012, we reported a net loss of $32,446, gross revenues of $0, with a gross profit on sales of $0, compared to a net loss of $4,229, sales of $0, and a gross profit on sales of $2,500 during the three months ended March 31, 2011.  We incurred operating expenses of $30,876 in the three months ended March 31, 2012 and $4,229 in the three months ended March 31, 2011.  This is an increase of $26,647.  The major difference in the two periods was attributable to an increase in professional and consulting fees related to evaluating new business opportunities, specifically in the mineral exploration business, and due diligence related to a possible reorganization of the company.

Revenues

Total net revenues amounted to $0 for the three months ended March 31, 2012 compared to $0 for the corresponding period in the prior year.  This lack of revenue is attributed to the lack of time and focus of the president.  The capital restraints that we have experienced have not allowed inventory augmentation and diversification, implementation of our marketing strategy, etc.  Our cost of goods sold was $0 for the three months ended March 31, 2012, and was $2,500 for the three months ended March 31, 2011.

Operating Expenses

We incurred operating expenses of $31,876 in the three months ended March 31, 2012 and $4,229 in the three months ended March 31, 2011.  This is an increase of $27,647.  The major difference in the two periods was attributable to an increase in professional fees.

Net Income or Loss

For the three months ended March 31, 2012, we reported a net loss of $33,454 compared to a net loss of $4,229 for the corresponding period in the prior year, an increase in net loss of $29,225.  The net loss increase is primarily due to an increase in professional fees and interest expense.

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

Our cash in the bank at March 31, 2012 was $22,773.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities and loans.  Between April 4, 2011 and March 31, 2012 we received loans for an aggregate principal amount of $375,000 as described above.  As of March 31, 2012, we have loaned Northern a total of $255,000 at 8% interest per annum pursuant a Letter of Intent as described above.  Our recent cash burn rate in our operations over year 2011 has been approximately $6,000 per month.  The cash burn rate has remained constant over the last quarter.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past June 2012.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital to repay loans, generate sufficient revenue, or receive further loans on an as needed basis, we will have to curtail or cease our operations.

We have had minimal operations and very limited revenues.  From inception to March 31, 2012, we have an accumulated deficit of $360,152.  For the three months ended March 31, 2012, we had a net loss of $33,454 and no revenues from sales.  At March 31, 2012, we had cash of $22,773, and receivables of $267,920, for total current assets of $290,693.  $255,000 of these assets are from notes receivable.  At March 31, 2012 our total liabilities were $360,970.  $336,000 of these liabilities are from convertible notes payable.  We have realized only minimal revenue from sales and had a net loss for the year ended December 31, 2011.  We believe that we could experience negative operating cash flow for the foreseeable future.  At March 31, 2012, we had outstanding debt of $336,000 from convertible loans as described in the Plan of Operations section above.  On April 1, 2012 all of the above note holders agreed to convert the principal and accrued interest of their promissory notes to common stock subject to APD acquiring the assets of Northern Adventures, Inc.  The conversion of the promissory notes are therefore on hold pending the consummation of an asset acquisition transaction between APD and Northern Adventures, Inc.

If we decide not to proceed with our planned asset acquisition transaction with Northern Adventures, Inc. and Northern Adventures, LLC, under our Letter of Intent $145,000 of our loans will be treated as liquidated damages and will not be repaid leaving only principal of $110,000 plus accrued interest to be repaid.  There is no guarantee that Northern Adventures, LLC will be able to repay the principal and accrued interest of $17,920 that is owed to us and if our lenders do not convert their promissory notes to common shares in that circumstance, we will have to repay those lenders the aggregate principal amount and accrued interest of $354,662.  Even if Northern Adventures, LLC were to repay its notes in full, we would still owe our lenders at least $244,662.

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

Our inventory is periodically reviewed by management to determine if there has been any known auction or interdealer sales of similar antiques at reduced prices and to determine if a reduction in the inventory carrying value is needed.  Inventory is zero.

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

Going Concern

Our independent public accountants have included explanatory paragraphs in their reports on our financial statements for the year ended December 31, 2011, which express substantial doubt about our ability to continue as a going concern.  As discussed in Note 3 of our financial statements, included with this 10-Q, we have suffered recurring losses from operations since inception and accumulated deficit that raises substantial doubt about its ability to continue as a going concern.

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

We had no inventory on consignment at March 31, 2012 or 2011.  In the future, if we consign inventory, it will retain title and will insure the inventory until the inventory is sold, returned, lost, stolen, damaged, or destroyed.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously-identified material weaknesses in internal control over financial reporting, as of December 31, 2011, described in the 2011 Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our  disclosure controls and procedures were not effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 17, 2012, we sold 920,000 shares of common stock in a private placement to Manuel Graiwer, Louis Cornacchia, and Scott Nehring, all accredited unrelated individuals, for $46,000 ($0.05 per share).

On March 29, 2012, we sold 500,000 shares of common stock in a private placement to Michael Coyne, an accredited unrelated individual, for $25,000.

In the private placement of the securities, APD is relying on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for sales to “accredited investors” (as such term is defined in Rule 501 of Regulation D). Each purchaser has represented to us that they are an “accredited investor.” We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.

On May 15, 2012, we entered into a definitive agreement with Dylan Underhill, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $11,000 at 8% interest with a maturity date of June 30, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On May 18, 2012, we entered into a definitive agreement with Marycliff Investment Corporation, an accredited unrelated corporation, and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of June 30, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

ITEM 4.  MINE SAFETY DISCLOSURE [NOT APPLICABLE]

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

2.1

Acquisition Agreement and Plan of Merger between APD Antiquities, Inc. and GCJ, Inc. dated December 27, 2004 (Incorporated by reference to the corresponding exhibit to the Form 8-K previously filed by APD Antiquities, Inc. on December 30, 2004, File No. 000-50738) (the “December 30, 2004 Form 8-K”)

2.2	Articles of Merger (Nevada) dated December 29, 2004 (File No. 000-50738) (Incorporated by reference to exhibit 2.1 to the December 30, 2004 Form 8-K)

3.1	Articles of Incorporation*

3.2	By-Laws*

10.1	2001 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the December 31, 2008 Annual Report on Form 10-K) (File No. 000-50738)

10.2

Form of Promissory notes from Northern Adventures, LLC dated April 4, 2011, April, 12, 2011, May 3, 2011, August 24, 2011, September 8, 2011, September 21, 2011, October 10, 2011, November 3, 2011, November 15, 2011, January 5, 2012, January 21, 2012, May 15, 2012 and May 18, 2012

10.3	Form of Notice of Intent to Convert Debt to Shares of Restricted Common Stock

10.4	Letter of Intent between APD Antiquities, Inc. and Northern Adventures, LLC dated April 8, 2011

10.5	Form of Amended Letter of Intent between APD Antiquities, Inc. and Northern Adventures, LLC dated August 5, 2011

10.6	Form of Amended Letter of Intent between APD Antiquities, Inc. and Northern Adventures, LLC dated December 30, 2011

10.7	Form of Amended Letter of Intent between APD Antiquities, Inc. and Northern Adventures, LLC dated March 30, 2012

10.8	Form of 2012 Convertible Promissory Note

31.1	Section 302(a) CEO and Principal Financial Officer Certification

32.1	Section 1350 Certifications

* Incorporated by reference to the Registrant's Registration Statement on Form 10SB12G filed on May 3, 2004, File No. 000-50738

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APD ANTIQUITIES, INC.

BY: /s/ Cindy K. Swank Date: May 21, 2012
Cindy K. Swank, President, Treasurer, CEO, Principal Financial Officer