Form 10-Q
period 2012-06-30
APD ANTIQUITIES, INC.
filed 2012-08-20
CIK 1289046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012.

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

Yes [X]  No [  ]

As of August 20, 2012, there were 6,151,111 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

APD ANTIQUITIES, INC.

INDEX TO FINANCIAL STATEMENTS

JUNE 30, 2012

Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	4

Consolidated Statements of Operations for the Three and Six Months Ended
June 30, 2012 and 2011	5

Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2012 and 2011	6

Notes to Consolidated Financial Statements	7

APD ANTIQUITIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$238	$15,040
Prepaid expenses	300	-
Northern Adventures Receivable	340,914	230,417
Total Current Assets	341,452	245,457

TOTAL ASSETS	$341,452	$245,457

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$25,952	$4,191
Accrued expenses	-	6,000
Accrued interest payable	25,636	12,089
Convertible notes payable	407,000	331,000
Notes payable	4,000	-
Total Current Liabilities	462,588	353,280

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 10,000,000 and 5,000,000 shares authorized, respectively,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 200,000,000 and 70,000,000 shares authorized, respectively,
$0.001 par value; 6,151,111 and 4,731,111 shares issued
and outstanding, respectively	6,151	4,731
Additional paid-in capital	283,724	214,144
Accumulated deficit	(411,011)	(326,698)
Total Stockholder's Equity (Deficit)	(121,136)	(107,823)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$341,452	$245,457

The accompanying notes are an integral part of these financial statements

APD ANTIQUITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
SALES	$-	$-	$-	$2,500

COST OF GOODS SOLD	-	-	-	2,500

GROSS PROFIT	-	-	-	-

EXPENSES
Marketing	277	81	777	81
Rent	900	900	1,800	1,800
General and administrative	748	719	2,832	753
Professional fees	16,203	26,766	44,595	30,061
Land consulting	-	-	31,259	-
TOTAL EXPENSES	18,128	28,466	81,263	32,695

LOSS FROM OPERATIONS	(18,128)	(28,466)	(81,263)	(32,695)

OTHER INCOME (EXPENSE)
Interest income	5,495	-	10,497	-
Interest expense	(6,967)	(2,510)	(13,547)	(2,510)
TOTAL OTHER INCOME (EXPENSE)	(1,472)	(2,510)	(3,050)	(2,510)

INCOME (LOSS) BEFORE INCOME TAXES	(19,600)	(30,976)	(84,313)	(35,205)
INCOME TAXES	-	-	-	-
NET INCOME (LOSS)	$(19,600)	$(30,976)	$(84,313)	$(35,205)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	6,151,111	4,431,000	5,820,671	4,280,835

The accompanying notes are an integral part of these financial statements

APD ANTIQUITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(84,313)	$(35,205)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in inventory	-	2,500
Decrease (increase) in prepaid expenses	(300)	-
Decrease (increase) in interest receivable	(10,497)	-
Increase (decrease) in accrued expenses	(6,000)	(3,317)
Increase (decrease) in accounts payable	21,761	(17,159)
Increase (decrease) in interest payable	13,547	2,510
Increase (decrease) in commissions payable	-	(1,979)
Net cash used by operating activities	(65,802)	(52,650)

CASH FLOWS FROM INVESTING ACTIVITIES
Additional loans to Northern Adventure	(100,000)	(95,000)
Net cash provided by investing activities	(100,000)	(95,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	71,000	13,000
Proceeds from convertible notes payable	100,000	150,000
Payment of note payable	(20,000)	(15,200)
Net cash provided by financing activities	151,000	147,800

Change in cash	(14,802)	150

Cash, beginning of period	15,040	41

Cash, end of period	$238	$191

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

APD ANTIQUITIES, INC.

Notes to the Consolidated Financial Statements

June 30, 2012

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

APD Antiquities, Inc. (hereinafter “APD” or the “Company”) was incorporated on July 23, 1996 under the laws of the State of Nevada for the purpose of acquiring, importing, marketing, and selling valuable antiquity and art items of Asian origin.  Examples of these items are such things as furniture, works of art, antiques, glass works, porcelain, statues, pottery, sculptures and other collectibles and collector items that have their origin in the Far East.  These collectibles and antiques were previously acquired through a variety of agents and wholesale distribution sources in Hong Kong and the Peoples Republic of China. Acquisitions will be made by agents of APD and as the result of direct buying trips and direct contact with wholesale companies located in several Asian countries.  The Company changed its name from APD International Corporation in August of 1999.  As of December 31, 2011, the company wrote off its remaining inventory and has discontinued its original business.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to paragraph of 260-10-45-10 of the FASB Accounting Standards Codification.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.  There were no potentially dilutive shares outstanding as of June 30, 2012 or 2011.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. At June 30, 2012, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $411,011 at June 30, 2012 and had a net loss of $84,313 and net cash used in operating activities of $65,802 for the period ended June 30, 2012, respectively.

While the Company’s cash position may not be sufficient enough to support the Company’s daily operations,  management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – COMMITMENTS

Rental Agreement

The Company has a month-to-month rental agreement for office space in Spokane, Washington.  The monthly rent is $300.

NOTE 5 – NOTES PAYABLE

On May 10, 2012 APD Antiquities, Inc. entered into a definitive agreement with an accredited investor and executed a promissory note relating to a loan in the amount of $2,000.  There is no interest on the note with a maturity date of August 31, 2012.

On May 10, 2012 APD Antiquities, Inc. entered into a definitive agreement with an accredited investor and executed a promissory note relating to a loan in the amount of $1,150.  There is no interest on the note with a maturity date of August 31, 2012.

On May 15, 2012 APD Antiquities, Inc. entered into a definitive agreement with an accredited investor and executed a promissory note relating to a loan in the amount of $850.  There is no interest on the note with a maturity date of August 31, 2012.

On May 15, 2012 APD Antiquities, Inc. entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $11,000 at 8% interest per annum with a maturity date of August 31, 2012. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

On May 18, 2012, APD Antiquities, Inc. entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest per annum with a maturity date of August 31, 2012.  This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

On June 15, 2012, APD Antiquities, Inc. entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest per annum with a maturity date of August 14, 2012.  This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

On June 18, 2012, APD Antiquities, Inc. entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $10,000 at 8% interest per annum with a maturity date of August 14, 2012.  This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

At June 30, 2012 a total of $25,636 of interest has been accrued on all outstanding convertible promissory notes between April 4, 2011 and June 30, 2012.

NOTE 6 – LETTER OF INTENT

On April 8, 2011, the Company entered into a non-binding Letter of Intent with Northern Adventures LLC. (“Northern”) related to securing an option to enter into a lease agreement related to two mineral properties located in the state of Montana.  The Letter of Intent was amended and the number of mineral properties or leases has, by mutual consent, been increased to nine properties.  The Letter of Intent was amended on June 30, 2012 to run to September 30, 2012.

As part of the transaction with Northern, the Company has made several unsecured loans to Northern for the express purpose of securing additional mineral rights in the immediate area of the two mineral properties owned by Northern.

On January 5, 2012, a $15,000 unsecured loan was made to Northern Adventures, LLC.  The promissory note bears interest at 8% per annum and matures on September 30, 2012.

On January 21, 2012, a $17,500 unsecured loan was made to Northern Adventures, LLC.  The promissory note bears interest at 8% per annum and matures on September 30, 2012.

On May 15, 2012, a $10,000 unsecured loan was made to Northern Adventures, LLC.  The promissory note bears interest at 8% per annum and matures on September 30, 2012.

On May 18, 2012, a $25,000 unsecured loan was made to Northern Adventures, LLC.  The promissory note bears interest at 8% per annum and matures on September 30, 2012.

On June 18, 2012, a $32,500 unsecured loan was made to Northern Adventures, LLC.  The promissory note bears interest at 8% per annum and matures on September 30, 2012.

The aggregate principal amount of loans due from Northern Adventures at June 30, 2012 is $322,500, plus interest of $18,414.

NOTE 7 – PREFERRED AND COMMON STOCK

The Company has 10,000,000 shares of preferred stock authorized and none issued; and 200,0000,000 shares of common stock authorized and 6,151,111 shares issued and outstanding.  The company has no stock purchase warrants or options outstanding.

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

At June 30, 2012 and December 31, 2011 the Company had gross deferred tax assets calculated at the expected rate of 35% of approximately $143,900 and $114,300, respectively, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $143,900 and $114,300 has been established at June 30, 2012 and December 31, 2011, respectively.

The significant components of the Company’s net deferred tax asset (liabilities) at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Net operating loss carryforwards	$ 411,011	$ 326,698
Gross deferred tax assets (liabilities):
Net Operating Loss	$ 143,900	$ 114,300
Valuation Allowance	(143,900)	(114,300)
Net Deferred tax asset (liability)	$ -	$ -

At June 30, 2012 and December 31, 2011, the Company has net operating loss carry forwards of approximately $411,000 and $327,000 respectively, which will expire in the years 2016 through 2033.  The net change in the allowance account was an increase of $29,600.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were the following reportable subsequent events to be disclosed.

APD entered into an Option to Purchase Mineral Assets Agreement to acquire certain mining assets owned by Northern Adventures, Inc. on July 3, 2012.  If the option is exercised and the acquisition of the mining assets is completed, APD will change its business to the mineral exploration and development business.  The Board of Directors of APD believes that it is advisable and in the best interests of APD and its shareholders to change the name of APD to American Cordillera Mining Corporation after the acquisition of certain mining assets belonging to Northern Adventures, Inc. to reflect its new business in the mineral exploration and development industry.

On July 30, 2012, a $30,000 unsecured loan was made to Northern Adventures, LLC.  The promissory note bears interest at 8% per annum and matures on September 30, 2012.

On July 30, 2012, we entered into a definitive agreement with Kenneth Graiwer, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $10,000 at 8% interest with a maturity date of September 30, 2012.  This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

On July 30, 2012, we entered into a definitive agreement with Marisa Graiwer, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $10,000 at 8% interest with a maturity date of September 30, 2012.  This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

On July 30, 2012, we entered into a definitive agreement with Stuart Graiwer, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $10,000 at 8% interest with a maturity date of September 30, 2012.  This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

On July 30, 2012, we entered into a definitive agreement with Maria Lucrecia Tulic, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $10,000 at 8% interest with a maturity date of September 30, 2012.  This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

On August 6, 2012, we entered into a definitive agreement with Steve Harman, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $20,000 at 8% interest with a maturity date of September 30, 2012.  This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

On August 6, 2012, a $5,000 unsecured loan was made to Northern Adventures, LLC.  The promissory note bears interest at 8% per annum and matures on September 30, 2012.

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

Loans Receivable.  On April 8, 2011, we entered into a non-binding Letter of Intent with Northern Adventures LLC, (“Northern”), an unrelated entity, pertaining to securing an option to enter into a lease agreement related to two mineral properties located in the state of Montana.  As part of the signing of the Letter of Intent with Northern, we made a one hundred twenty (120) day unsecured loan in the amount of $115,000 to Northern for the express purpose of securing additional mineral rights in the immediate area of the two mineral properties owned by Northern by locating, filing and recording approximately 55 unpatented mining claims at an average cost of $400 each.  The promissory note bears interest at 8% per annum.  Under the terms of the Letter of Intent, we agreed to loan Northern up to $200,000.  As of June 30, 2012, we have loaned Northern an aggregate principal amount of $322,500 pursuant to 14 promissory notes detailed below, exceeding the amount agreed upon in the Letter of Intent by $115,000.  All notes bear interest at 8% per annum as shown in the chart below.  As a consequence of protracted inclement weather which inhibited the proposed work defined in the Letter of Intent between APD and Northern executed on April 8, 2011, we agreed with Northern to amend the non-binding Letter of Intent on four occasions, with the last amendment dated June 30, 2012 extending the maturity date of all promissory notes with Northern (listed below) to September 30, 2012.

Subsequently, on July 3, 2012, APD signed an Option to Purchase Mineral Assets Agreement (the “Option Agreement”) with Northern Adventures, Inc. and Northern Adventures, LLC to acquire certain mineral assets owned by Northern Adventures, Inc. that included the mineral properties covered by the Letter of Intent plus additional properties acquired with capital loaned by APD to Northern Adventures LLC.  See Subsequent Events below for a full description of the option agreement.

Loaned To	Date	Amount	Details
Northern Adventures LLC	4/4/2011	$20,000	8% interest
Northern Adventures LLC	4/12/2011	$35,000	8% interest
Northern Adventures LLC	5/3/2011	$40,000	8% interest
Northern Adventures LLC	8/24/2011	$40,000	8% interest
Northern Adventures LLC	9/8/2011	$15,000	8% interest
Northern Adventures LLC	9/21/2011	$20,000	8% interest
Northern Adventures LLC	10/10/2011	$7,500	8% interest
Northern Adventures LLC	11/1/2011	$20,000	8% interest
Northern Adventures LLC	11/15/2011	$25,000	8% interest
Northern Adventures LLC	1/5/2012	$15,000	8% interest
Northern Adventures LLC	1/21/2012	$17,500	8% interest
Northern Adventures LLC	5/15/2012	$10,000	8% interest
Northern Adventures LLC	5/18/2012	$25,000	8% interest
Northern Adventures LLC	6/18/2012	$32,500	8% interest
	Total	$322,500

As of June 30, 2012, interest in the amount of $18,414 has accrued on the aggregated principal amount of $322,500 owed to us by Northern Adventures, LLC.

Loans Payable.  Between April 4, 2011 and June 30, 2012 we entered into loans pursuant to promissory notes convertible into shares of common stock at $0.05 per share for an aggregate principal amount of $407,000, each at an interest rate of 8% per annum, of which principal of $368,000 remains outstanding after payment of $39,000 during the quarter ended June 30, 2012 to one note holder.  The promissory notes are as follows:

On April 8, 2011, we executed a convertible promissory note with Marycliff Investment Corporation, an accredited unrelated corporation, relating to a loan in the amount of $50,000 at 8% interest per annum with an initial maturity date of January 3, 2012, which was extended to August 31, 2012 on June 30, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.  During the period ending June 30, 2012, a total of $20,000 was repaid on this promissory note.  As of June 30, 2012, total principal in the amount of $11,000 was still outstanding.

On April 12, 2011, we entered into a definitive agreement with Vincent Valdez, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $50,000 at 8% interest with a maturity date of January 7, 2012 which was extended to August 31, 2012 on March 31, 2012.   This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On April 30, 2011, we entered into a definitive agreement with Manuel Graiwer, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $50,000 at 8% interest with a maturity date of January 25, 2012 which was extended to August, 2012 on March 31, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On August 23, 2011, we entered into a definitive agreement with Manuel Graiwer, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $50,000 at 8% interest with a maturity date of December 31, 2011 which was extended to August 31, 2012 on March 31, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On September 6, 2011, we entered into a definitive agreement with Vincent Valdez, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of January 14, 2012 which was extended to August 31, 2012 on March 31, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On September 20, 2011, we entered into a definitive agreement with Larry Johnson, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interestwith a maturity date of December 31, 2011 which was extended to August 31, 2012 on March 31, 2012.

This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On September 30, 2011, we entered into a definitive agreement with Manuel Graiwer, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with an initial maturity date of December 31, 2011 which was extended to August 31, 2012 on March 31, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On November 2, 2011, we entered into a similar definitive agreement with Louis Cornacchia, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of March 31, 2012, which was extended to August 31, 2012 on March 31, 2012. This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On November 14, 2011, we entered into a similar definitive agreement with Livorno Latin American, an accredited unrelated corporation, and executed a convertible promissory note relating to a loan in the amount of $50, 000 at 8% interest with a maturity date of March 31, 2012, which was extended to August 31, 2012 on March 31, 2012. This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On February 17, 2012, we entered into a similar definitive agreement with Joseph Edington IV, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of March 31, 2012, which was extended to August 31, 2012 on March 31, 2012. This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On May 15, 2012, we entered into a similar definitive agreement with Dylan Underhill, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $11,000 at 8% interest with a maturity date of August 31, 2012. This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On May 18, 2012, we entered into a similar definitive agreement with Marycliff Investment Corporation, an accredited unrelated corporation, and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of August 31, 2012. This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On June 15, 2012, we entered into a similar definitive agreement with Jeffrey Greenman, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of August 14, 2012. This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On June 18, 2012, we entered into a similar definitive agreement with Kyle Carlson, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $10,000 at 8% interest with a maturity date of August 14, 2012. This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On April 1, 2012 seven of the above note holders agreed to convert the principal and accrued interest of their promissory notes to common stock subject to APD acquiring the assets of Northern Adventures, Inc.  The conversion of the promissory notes are therefore on hold pending the consummation of an asset acquisition transaction between APD and Northern Adventures, Inc.

At June 30, 2012, a total of $25,636 of interest had accrued on the convertible promissory notes with an aggregate principal amount of $407,000.

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

Results of Operations

Since APD was formed on July 23, 1996, it has earned minimal revenues and has incurred a net operating loss since its inception of $411,011 through June, 2012.

Results of operations for the six months ended June 30, 2012, compared to the six months ended June 30, 2011 are as follows:

Net cash used in operating activities during the three months ended June 30, 2012 was $65,802 as compared to net cash used in operating activities during the six months ended June 30, 2011 of $52,650.  For the six months ended June 30, 2012, we reported a net loss of $84,313, gross revenues of $0, with a gross profit on sales of $0, compared to a net loss of $35,205, sales of $2,500, and a gross profit on sales of $0 during the six months ended March 31, 2011.  We incurred operating expenses of $81,263 in the six months ended June, 2012 and $32,695 in the six months ended June 30, 2011.  This is an increase of $45,568.  The major difference in the two periods was attributable to an increase in professional and consulting fees related to evaluating new business opportunities, specifically in the mineral exploration business, and due diligence related to a possible reorganization of the company.

Revenues

Total net revenues amounted to $0 for the six months ended June 30, 2012 compared to $0 for the corresponding period in the prior year.  This lack of revenue is attributed to the requirements to prepare for a proposed change in direction of the company’s future new business.

Operating Expenses

We incurred operating expenses of $81,263 in the six months ended June 30, 2012 and $32,695 in the six months ended June 30, 2011.  This is an increase of $48,568.  The major difference in the two periods was attributable to an increase in professional fees.

Net Income or Loss

For the six months ended June 30, 2012, we reported a net loss of $84,313 compared to a net loss of $32,695 for the corresponding period in the prior year, an increase in net loss of $49,108.  The net loss increase is primarily due to an increase in professional fees and interest expense.

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

Our cash in the bank at June 30, 2012 was $238.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities and loans.  Between April 4, 2011 and June 30, 2012 we received loans for an aggregate principal amount of $407,000 as described above.  As of June 30, 2012, we have loaned Northern a total of $322,500 at 8% interest per annum pursuant a Letter of Intent as described above.  Our recent cash burn rate in our operations over year 2011 has been approximately $11,000 per month.  The cash burn rate has remained constant over the last quarter.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past September 2012.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital to repay loans, generate sufficient revenue, or receive further loans on an as needed basis, we will have to curtail or cease our operations.

We have had minimal operations and very limited revenues.  From inception to June 30, 2012, we have an accumulated deficit of $411,011.  For the six months ended June 30, 2012, we had a net loss of $84,313 and no revenues from sales.  At June 30, 2012, we had cash of $238, and receivables of $340,914, for total current assets of $341,452.  $322,500 of these assets are from notes receivable.  At June 30, 2012 our total liabilities were $462,588.  $407,000 of these liabilities are from convertible notes payable.  We have realized only minimal revenue from sales and had a net loss for the year ended December 31, 2011.  We believe that we could experience negative operating cash flow for the foreseeable future.  At

June 30, 2012, we had outstanding debt of $407,000 from convertible loans as described in the Plan of Operations section above.  On April 1, 2012 seven of the above note holders agreed to convert the principal and accrued interest of their promissory notes to common stock subject to APD acquiring the assets of Northern Adventures, Inc.  The conversion of the promissory notes are therefore on hold pending the consummation of an asset acquisition transaction between APD and Northern Adventures, Inc.

If we decide not to proceed with our planned asset acquisition transaction with Northern Adventures, Inc. and Northern Adventures, LLC, under our Letter of Intent $145,000 of our loans will be treated as liquidated damages and will not be repaid leaving only principal of $177,500 plus accrued interest to be repaid.  There is no guarantee that Northern Adventures, LLC will be able to repay the principal and accrued interest of $18,414 that is owed to us and if our lenders do not convert their promissory notes to common shares in that circumstance, we will have to repay those lenders the aggregate principal amount and accrued interest of $432,636.  Even if Northern Adventures, LLC were to repay its notes in full, we would still owe our lenders at least $236,722.

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

Subsequent Events

On July 3, 2012, APD signed an Option to Purchase Mineral Assets Agreement (the “Option Agreement”) with Northern Adventures, Inc. and Northern Adventures, LLC to acquire certain mineral assets owned by Northern Adventures, Inc. (“NAI”) including existing mineral leases, options to acquire mineral leases granted by the State of Washington and outright ownership of 251 unpatented mining claims in exchange for the issuance of the number of shares of common stock of APD to provide NAI, on a post acquisition basis, with an ownership position equal to 80.5% of the outstanding shares of common stock of APD as of the exercise date and the forgiveness of  all promissory notes owed by Northern Adventures, LLC (“NALLC”) to APD, in the aggregate principal amount of $322,500 plus accrued interest of $18,414 as of June 30, 2012.  In the event APD provides any additional loans to Northern Adventures, LLC between the date of execution of the Option Agreement and the exercise of the option, the additional principal amounts of the promissory notes and accrued interest will be added to the debt to be forgiven.  If the option is exercised and the acquisition of the mining assets is completed, APD will change its business to the mineral exploration and development business.  The Board of Directors of APD believes that it is advisable and in the best interests of APD and its shareholders to change the name of APD to American Cordillera Mining Corporation, which name change has already been approved by our stockholders pursuant to a written consent, after the acquisition of certain mining assets belonging to Northern Adventures, Inc. to reflect its new business in the mineral exploration and development industry.  On June 30, 2012, we obtained (by written consent) the approval of thirteen (13) shareholders, each of whom owns greater than 5% of the shares issued and outstanding; of which two shareholders were officers and directors.  These thirteen shareholders are the record owners of approximately 66.65% of our outstanding shares as of the date of the consent.

After the exercise of the option and the closing of the Asset Purchase Agreement involving in part the issuance of shares of APD common stock equal to 80.5% of the outstanding shares on a post acquisition basis to NAI, which will be subsequently transferred to the shareholders of NAI, the shareholders of NAI will then hold 80.5% of the outstanding shares of common stock of APD.  The current stockholders of APD, who currently hold 6,151,111 shares of common stock, will experience very substantial dilution as a result of the issuance of the shares by APD to NAI, and due to the conversion of promissory notes into APD common stock by note holders, if any such conversions occur, and will become minority shareholders in APD.

Going Concern

Our independent public accountants have included explanatory paragraphs in their report on our financial statements for the year ended December 31, 2011, which express substantial doubt about our ability to continue as a going concern.  As discussed in Note 3 of our financial statements, included with this 10-Q, we have suffered recurring losses from operations since inception and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously-identified material weaknesses in internal control over financial reporting, as of December 31, 2011, described in the 2011 Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our  disclosure controls and procedures were not effective.

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

On May 15, 2012, we entered into a definitive agreement with Dylan Underhill, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $11,000 at 8% interest with a maturity date of August 31, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On May 18, 2012, we entered into a definitive agreement with Marycliff Investment Corporation, an accredited unrelated corporation, and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of August 31, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On June 15, 2012, we entered into a definitive agreement with Jeffrey Greenman, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of August 14, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On June 18, 2012, we entered into a definitive agreement with Kyle Carlson, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $10,000 at 8% interest with a maturity date of August 14, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On July 30, 2012, we entered into a definitive agreement with Kenneth Graiwer, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $10,000 at 8% interest with a maturity date of August 30, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On July 30, 2012, we entered into a definitive agreement with Stuart Graiwer, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $10,000 at 8% interest with a maturity date of August 30, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On July 30, 2012, we entered into a definitive agreement with Marisa Graiwer, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $10,000 at 8% interest with a maturity date of August 30, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On July 30, 2012, we entered into a definitive agreement with Maria Lucrecia Tulic, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $10,000 at 8% interest with a maturity date of August 30, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On August 6, 2012, we entered into a definitive agreement with Steve Harman, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $20,000 at 8% interest with a maturity date of August 30, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

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

10.2

Form of Promissory notes from Northern Adventures, LLC dated April 4, 2011, April, 12, 2011, May 3, 2011, August 24, 2011, September 8, 2011, September 21, 2011, October 10, 2011, November 3, 2011, November 15, 2011, January 5, 2012, January 21, 2012, May 15, 2012,May 18, 2012 and June 18, 2012 (incorporated hereto by reference to Form 10-Q, Exhibit 10.2 filed with the Securities and Exchange commission on May 21, 2012, file number 000-50738)

10.3

Form of Notice of Intent to Convert Debt to Shares of Restricted Common Stock (incorporated hereto by reference to Form 10-Q, Exhibit 10.3 filed with the Securities and Exchange commission on May 21, 2012, file number 000-50738)

10.4

Letter of Intent between APD Antiquities, Inc. and Northern Adventures, LLC dated April 8, 2011 (incorporated hereto by reference to Form 10-Q, Exhibit 10.4 filed with the Securities and Exchange commission on May 21, 2012, file number 000-50738)

10.5

Form of Amended Letter of Intent between APD Antiquities, Inc. and Northern Adventures, LLC dated August 5, 2011 (incorporated hereto by reference to Form 10-Q, Exhibit 10.5 filed with the Securities and Exchange commission on May 21, 2012, file number 000-50738)

10.6

Form of Amended Letter of Intent between APD Antiquities, Inc. and Northern Adventures, LLC dated December 30, 2011 (incorporated hereto by reference to Form 10-Q, Exhibit 10.6 filed with the Securities and Exchange commission on May 21, 2012, file number 000-50738)

10.7

Form of Amended Letter of Intent between APD Antiquities, Inc. and Northern Adventures, LLC dated March 30, 2012 (incorporated hereto by reference to Form 10-Q, Exhibit 10.7 filed with the Securities and Exchange commission on May 21, 2012, file number 000-50738)

10.8

Form of Amended Letter of Intent between APD Antiquities, Inc. and Northern Adventures, LLC dated June 30, 2012 (incorporated hereto by reference to Form 10-Q, Exhibit 10.7 filed with the Securities and Exchange commission on May 21, 2012, file number 000-50738)

10.9	Form of 2012 Convertible Promissory Note (incorporated hereto by reference to Form 10-Q, Exhibit 10.8 filed with the Securities and Exchange commission on May 21, 2012, file number 000-50738)

31.1	Section 302(a) CEO and Principal Financial Officer Certification

32.1	Section 1350 Certifications

* Incorporated by reference to the Registrant's Registration Statement on Form 10SB12G filed on May 3, 2004, File No. 000-50738

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APD ANTIQUITIES, INC.

BY: /s/ Cindy K. Swank Date: August 20, 2012
Cindy K. Swank, President, Treasurer, CEO, Principal Financial Officer