Form 10-Q/A
period 2012-03-31
APD ANTIQUITIES, INC.
filed 2012-08-22
CIK 1289046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012.

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

Yes [X] No [  ]

As of August 22, 2012, there were 6,151,111 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

APD Antiquities, Inc., a Nevada corporation is filing this Amendment on Form 10-Q/A (this "Amendment") to its Quarterly Reports on Form 10-Q for period ended March 31, 2012, which was originally filed with the Securities and Exchange Commission on May 21, 2012 (the "Original Filing") to amend and restate consolidated financial statements and other financial information for the three months ended March 31, 2012.  The restatement adjusts our accounting for unrecorded expenses. Please refer to Note 10 – Restatement of Financial Statements for a Correction of an Error.

Except as described above, no other changes have been made to the Original Filing.  Except as described above, this Amendment on Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, this Amendment on Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

APD ANTIQUITIES, INC.

INDEX TO FINANCIAL STATEMENTS

MARCH 31, 2012

Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	5

Consolidated Statements of Operations for the Three Months Ended
March 31, 2012 and 2011	6

Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2012 and 2011	7

Notes to Financial Statements	8

APD ANTIQUITIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$22,773	$15,040
Northern Adventures Receivable	267,920	230,417
Total Current Assets	290,693	245,457

TOTAL ASSETS	$290,693	$245,457

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$31,559	$4,191
Accrued expenses	6,000	6,000
Accrued interest payable	18,670	12,089
Convertible notes payable	336,000	331,000
Total Current Liabilities	392,229	353,280

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 70,000,000 shares authorized, $0.001
par value; 6,151,111 and 4,731,111 shares issued
and outstanding, respectively	6,151	4,731
Additional paid-in capital	283,724	214,144
Accumulated deficit	(391,411)	(326,698)
Total Stockholder's Equity	(101,536)	(107,823)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$290,693	$245,457

The accompanying notes are an integral part of these financial statements

APD ANTIQUITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended
	March 31, 2012		March 31, 2011
	(Unaudited)		(Unaudited)

SALES	$-		$2,500

COST OF GOODS SOLD	-		2,500

GROSS PROFIT	-		-

EXPENSES
Marketing	500		-
Rent	900		900
General and administrative	2,084		34
Professional fees	28,392		3,295
Land consulting	31,259		-
TOTAL EXPENSES	63,135		4,229

LOSS FROM OPERATIONS	(63,135)		(4,229)

OTHER INCOME (EXPENSE)
Interest income	5,002		-
Interest expense	(6,580)		-
TOTAL OTHER INCOME (EXPENSE)	(1,578)		-

INCOME (LOSS) BEFORE INCOME TAXES	(64,713)		(4,229)

INCOME TAXES	-		-

NET INCOME (LOSS)	$(64,713)		$(4,229)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$	nil

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	5,490,232		4,128,889

The accompanying notes are an integral part of these financial statements

APD ANTIQUITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(64,713)	$(4,229)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in inventory	-	2,500
Decrease (increase) in interest receivable	(5,003)	-
Increase (decrease) in accrued expenses	-	365
Increase (decrease) in accounts payable	27,368	(11,670)
Increase (decrease) in interest payable	6,581	-
Increase (decrease) in related party payable	-	900
Net cash provided by operating activities	(35,767)	(12,134)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in receivable	(32,500)	-
Net cash used by investing activities	(32,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	71,000	13,000
Proceeds from convertible notes payable	25,000	-
Payment of note payable	(20,000)	-
Net cash used by financing activities	76,000	13,000

Change in cash	7,733	866

Cash, beginning of period	15,040	41

Cash, end of period	$22,773	$907

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $391,411 at March 31, 2012 and had a net loss of $64,713 and net cash used in operating activities of $35,767 for the period ended March 31, 2012.

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

At March 31, 2012 and December 31, 2011 the Company had gross deferred tax assets calculated at the expected rate of 35% of approximately $137,000 and $114,300, respectively, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $137,000 and $114,300 has been established at March 31, 2012 and December 31, 2011, respectively.

The significant components of the Company’s net deferred tax asset (liabilities) at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Net operating loss carryforwards	$ 391,411	$ 326,698
Gross deferred tax assets (liabilities):
Net Operating Loss	$ 137,000	$ 114,300
Valuation Allowance	(137,000)	(114,300)
Net Deferred tax asset (liability)	$ -	$ -

At March 31, 2012 and December 31, 2011, the Company has net operating loss carryforwards of approximately $391,000 and $327,000 respectively, which will expire in the years 2016 through 2033.  The net change in the allowance account was an increase of $22,700.

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

NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS FOR A CORRECTION OF AN ERROR

The effects of the restatement for the three months ended March 31, 2012 include an increase in accounts payable and land consulting fees of $31,259. No other periods presented are affected by this restatement.

A summary of the effects of the restatement are as follows:

	March 31, 2012		December 31, 2011
	As Reported	As Corrected	As Reported	As Corrected
Accumulated deficit	$ (360,152)	$ (391,411)	$ (326,698)	$ (326,698)
Accounts payable	$ 300	$ 31,559	$ 4,191	$ 4,191

For The Three Months Ended
	March 31, 2012		March 31, 2011
	As Reported	As Corrected	As Reported	As Corrected
Net loss	$ (33,454.00)	$ (64,713.00)	$ (4,229.00)	$ (4,229.00)
Net loss per share	$ (0.01)	$ (0.01)	nil	nil

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

On September 20, 2011, we entered into a definitive agreement with Larry Johnson, an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of December 31, 2011 which was extended to March 31, 2012 on December 31, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

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

Results of Operations

Since APD was formed on July 23, 1996, it has earned minimal revenues and has incurred a net operating loss since its inception of $391,411 through March 31, 2012.

Results of operations for the three months ended March 31, 2012, compared to the three months ended March 31, 2011 are as follows:

Net cash used in operating activities during the three months ended March 31, 2012 was $35,767 as compared to net cash used in operating activities during the three months ended March 31, 2011 of $12,134.  For the three months ended March 31, 2012, we reported a net loss of $64,713, gross revenues of $0, with a gross profit on sales of $0, compared to a net loss of $4,229, sales of $2,500, and a gross profit on sales of $0 during the three months ended March 31, 2011.  We incurred operating expenses of $63,135 in the three months ended March 31, 2012 and $4,229 in the three months ended March 31, 2011.  This is an increase of $58,906.  The major difference in the two periods was attributable to an increase in land consulting fees, professional and consulting fees related to evaluating new business opportunities, specifically in the mineral exploration business, and due diligence related to a possible reorganization of the company.

Revenues

Total net revenues amounted to $0 for the three months ended March 31, 2012 compared to $2,500 for the corresponding period in the prior year.  This lack of revenue is attributed to the lack of time and focus of the president.  The capital restraints that we have experienced have not allowed inventory augmentation and diversification, implementation of our marketing strategy, etc.  Our cost of goods sold was $0 for the three months ended March 31, 2012, and was $2,500 for the three months ended March 31, 2011.

Operating Expenses

We incurred operating expenses of $63,135 in the three months ended March 31, 2012 and $4,229 in the three months ended March 31, 2011.  This is an increase of $58,906.  The major difference in the two periods was attributable to an increase in land consulting fees, professional fees, and interest expense.

Net Income or Loss

For the three months ended March 31, 2012, we reported a net loss of $64,713 compared to a net loss of $4,229 for the corresponding period in the prior year, an increase in net loss of $60,484.  The net loss increase is primarily due to an increase in land consulting fees, professional fees and interest expense.

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

We have had minimal operations and very limited revenues.  From inception to March 31, 2012, we have an accumulated deficit of $391,411.  For the three months ended March 31, 2012, we had a net loss of $64,713 and no revenues from sales.  At March 31, 2012, we had cash of $22,773, and receivables of $267,920, for total current assets of $290,693.  $255,000 of these assets are from notes receivable.  At March 31, 2012 our total liabilities were $392,229.  $336,000 of these liabilities are from convertible notes payable.  We have realized only minimal revenue from sales and had a net loss for the year ended December 31, 2011.  We believe that we could experience negative operating cash flow for the foreseeable future.  At March 31, 2012, we had outstanding debt of $336,000 from convertible loans as described in the Plan of Operations section above.  On April 1, 2012 all of the above note holders agreed to convert the principal and accrued interest of their promissory notes to common stock subject to APD acquiring the assets of Northern Adventures, Inc.  The conversion of the promissory notes are therefore on hold pending the consummation of an asset acquisition transaction between APD and Northern Adventures, Inc.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

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

10.2

Form of Promissory notes from Northern Adventures, LLC dated April 4, 2011, April, 12, 2011, May 3, 2011, August 24, 2011, September 8, 2011, September 21, 2011, October 10, 2011, November 3, 2011, November 15, 2011, January 5, 2012, January 21, 2012, May 15, 2012 and May 18, 2012 (incorporated hereto by reference to Form 10-Q, Exhibit 10.2 filed with the Securities and Exchange commission on May 21, 2012, file number 000-50738)

10.3

Form of Notice of Intent to Convert Debt to Shares of Restricted Common Stock (incorporated hereto by reference to Form 10-Q, Exhibit 10.3 filed with the Securities and Exchange commission on May 21, 2012, file number 000-50738)

10.4

Form of Letter of Intent between APD Antiquities, Inc. and Northern Adventures, LLC dated April 8, 2011 (incorporated hereto by reference to Form 10-Q, Exhibit 10.4 filed with the Securities and Exchange commission on May 21, 2012, file number 000-50738)

10.5

Form of Amended Letter of Intent between APD Antiquities, Inc. and Northern Adventures, LLC dated August 5, 2011 (incorporated hereto by reference to Form 10-Q, Exhibit 10.5 filed with the Securities and Exchange commission on May 21, 2012, file number 000-50738)

10.6

Form of Amended Letter of Intent between APD Antiquities, Inc. and Northern Adventures, LLC dated December 30, 2011 (incorporated hereto by reference to Form 10-Q, Exhibit 10.6 filed with the Securities and Exchange commission on May 21, 2012, file number 000-50738)

10.7

Form of Amended Letter of Intent dated March 30, 2012 (incorporated hereto by reference to Form 10-Q, Exhibit 10.7 filed with the Securities and Exchange commission on May 21, 2012, file number 000-50738)

10.8	Form of 2012 Convertible Promissory Note (incorporated hereto by reference to Form 10-Q, Exhibit 10.7 filed with the Securities and Exchange commission on May 21, 2012, file number 000-50738)

31.1	Section 302(a) CEO and Principal Financial Officer Certification

32.1	Section 1350 Certifications

* Incorporated by reference to the Registrant's Registration Statement on

Form 10SB12G filed on May 3, 2004, File No. 000-50738

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APD ANTIQUITIES, INC.

BY: /s/ Cindy K. Swank Date: August 22, 2012
Cindy K. Swank, President, Treasurer, CEO, Principal Financial Officer