Form 10-Q
period 2012-09-30
APD ANTIQUITIES, INC.
filed 2012-11-19
CIK 1289046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012.

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

Yes [X] No [  ]

As of November 19, there were 6,351,111 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

APD ANTIQUITIES, INC.

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	4

Consolidated Statements of Operations for the Three Months Ended
September 30, 2012 and 2011 and Nine Months Ended September 30, 2012 and 2011	5

Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2012 and 2011	6

Notes to Consolidated Financial Statements	7

APD ANTIQUITIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,828	$15,040
Northern Adventures Receivable	407,951	230,417
Total Current Assets	409,779	245,457

TOTAL ASSETS	$409,779	$245,457

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$31,174	$4,191
Accrued expenses	-	6,000
Accrued interest payable	34,581	12,089
Convertible notes payable	486,000	331,000
Notes payable	4,000	-
Total Current Liabilities	555,755	353,280

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 10,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized, $0.001
par value; 6,151,111 and 4,731,111 shares issued
and outstanding, respectively	6,151	4,731
Additional paid-in capital	283,724	214,144
Accumulated deficit	(435,851)	(326,698)
Total Stockholder's Equity (Deficit)	(145,976)	(107,823)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$409,779	$245,457

The accompanying notes are an integral part of these financial statements

APD ANTIQUITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
SALES	$-	$-	$-	$2,500

COST OF GOODS SOLD	-	-	-	2,500

GROSS PROFIT	-	-	-	-

EXPENSES
Marketing	-	-	777	82
Rent	900	900	2,700	2,700
General and administrative	339	1,783	3,171	2,536
Professional fees	21,693	16,156	66,288	46,216
Land consulting	-	-	31,259	-
TOTAL EXPENSES	22,932	18,839	104,195	51,534

LOSS FROM OPERATIONS	(22,932)	(18,839)	(104,195)	(51,534)

OTHER INCOME (EXPENSE)
Interest income	7,037	3,848	17,534	3,848
Interest expense	(8,945)	(3,426)	(22,492)	(5,936)
TOTAL OTHER INCOME (EXPENSE)	(1,908)	422	(4,958)	(2,088)

INCOME (LOSS) BEFORE INCOME TAXES	(24,840)	(18,417)	(109,153)	(53,622)
INCOME TAXES	-	-	-	-
NET INCOME (LOSS)	$(24,840)	$(18,417)	$(109,153)	$(53,622)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF	6,151,111	4,431,000	5,931,622	4,331,477
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED

The accompanying notes are an integral part of these financial statements

APD ANTIQUITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(109,153)	$(53,622)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities:
Decrease (increase) in inventory	-	2,500
Decrease (increase) in interest receivable	(17,534)	(3,848)
Increase (decrease) in accrued expenses	(6,000)	(3,200)
Increase (decrease) in accounts payable	26,983	(20,105)
Increase (decrease) in interest payable	22,492	5,936
Increase (decrease) in commissions payable	-	(1,978)
Net cash used by operating activities	(83,212)	(74,317)

CASH FLOWS FROM INVESTING ACTIVITIES
Additional loans to Northern Adventure	(160,000)	(170,000)
Net cash used by investing activities	(160,000)	(170,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	71,000	13,000
Proceeds from convertible notes payable	190,000	266,000
Payment of notes payable	(31,000)	(6,200)
Net cash provided by financing activities	230,000	272,800

Change in cash	(13,212)	28,483

Cash, beginning of period	15,040	41

Cash, end of period	$1,828	$28,524

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

APD ANTIQUITIES, INC.

Notes to the Consolidated Financial Statements

September 30, 2012

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

The Company maintains its corporate office in Spokane, Washington. The Company is now searching for acquisitions to further its identified future acquiring mineral property rights.  The Company’s fiscal year end is December 31.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to paragraph 260-10-45-10 of the FASB Accounting Standards Codification.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted net income (loss) per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via convertible notes payable, except where their inclusion would be anti-dilutive. Total outstanding common stock equivalents attributable to convertible debt deemed to be anti-dilutive at September 30, 2012 and 2011 were 10,411,612 and 5,464,175, respectively.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. At September 30, 2012, the Company had not participated in consignment or conditional sales; therefore, there are no unsettled transactions related to sales or cost of sales.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to paragraph 740-10-25 of the FASB Accounting Standards Codification.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $435,851 at September 30, 2012 and had a net loss of $109,153 and net cash used in operating activities of $83,212 for the period ended September 30, 2012.  These factors raised substantial doubt about the Company continuing as a going concern.

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

NOTE 5 – NOTES PAYABLE

On April 4, 2011, APD Antiquities, Inc. entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $50,000 at 8% interest per annum with an initial maturity date of January 3, 2012 which was extended to December 31, 2012 on August 31, 2012.  During period ended December 31, 2011, a total of $19,000 was repaid on the note.  During period ended September 30, 2012, the balance of $31,000 was repaid on the note.  Interest in the amount of $3,088 still remains unpaid on the note.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On April 12, 2011, APD Antiquities, Inc. entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $50,000 at 8% interest per annum with a maturity date of January 7, 2012 which was extended to December 31, 2012 on September 30, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On April 30, 2011, APD Antiquities, Inc. entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $50,000 at 8% interest per annum with a maturity date of January 25, 2012 which was extended to December 31, 2012 on August 14, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On August 23, 2011, APD Antiquities, Inc. entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $50,000 at 8% interest with a maturity date of December 31, 2011 which was extended to December 31, 2012 on August 14, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On September 6, 2011, APD Antiquities, Inc. entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of January 14, 2012 which was extended to December 31, 2012 on September 30, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On September 20, 2011, APD Antiquities, Inc. entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of

December 31, 2011 which was extended to December 31, 2012 on September 30, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On September 30, 2011, APD Antiquities, Inc. entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with an initial maturity date of December 31, 2011 which was extended to December 31, 2012 on August 14, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On November 2, 2011, APD Antiquities, Inc. entered into a similar definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of March 31, 2012, which was extended to December 31, 2012 on September 30, 2012. This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On November 14, 2011, APD Antiquities, Inc. entered into a similar definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $50, 000 at 8% interest with a maturity date of March 31, 2012, which was extended to December 31, 2012 on September 30, 2012. This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On February 17, 2012, APD Antiquities, Inc. entered into a similar definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of March 31, 2012, which was extended to December 31, 2012 on August 14, 2012. This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On May 10, 2012 APD Antiquities, Inc. entered into a definitive agreement with an accredited investor and executed a promissory note relating to a loan in the amount of $2,000.  There is no interest on the note with a maturity date of August 31, 2012 which was extended to December 31, 2012 on August 31, 2012.

On May 15, 2012 APD Antiquities, Inc. entered into a definitive agreement with an accredited investor and executed a promissory note relating to a loan in the amount of $1,150.  There is no interest on the note with a maturity date of August 31, 2012 which was extended to December 31, 2012 on August 31, 2012.

On May 15, 2012 APD Antiquities, Inc. entered into a definitive agreement with an accredited investor and executed a promissory note relating to a loan in the amount of $850.  There is no interest on the note with a maturity date of August 31, 2012 which was extended to December 31, 2012 on August 31, 2012.

On May 15, 2012 APD Antiquities, Inc. entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $11,000 at 8% interest per annum with a maturity date of August 31, 2012 which was extended to December 31, 2012 on August 31, 2012. This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

On May 18, 2012, APD Antiquities, Inc. entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest per annum with a maturity date of August 31, 2012 which was extended to December 31, 2012 on August 31, 2012.  This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

On June 15, 2012, APD Antiquities, Inc. entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest per annum with a maturity date of August 14, 2012 which was extended to December 31, 2012 on August 14, 2012.  This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

On June 18, 2012, APD Antiquities, Inc. entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $10,000 at 8% interest per annum with a maturity date of August 14, 2012 which was extended to December 31, 2012 on August 14, 2012.  This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

On July 30, 2012, APD Antiquities, Inc. entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $10,000 at 8% interest per annum with a maturity date of September 30, 2012 which was extended to December 31, 2012 on September 30, 2012.  This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

On July 30, 2012, APD Antiquities, Inc. entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $10,000 at 8% interest per annum with a maturity date of

September 30, 2012 which was extended to December 31, 2012 on September 30, 2012.  This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

On July 30, 2012, APD Antiquities, Inc. entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $10,000 at 8% interest per annum with a maturity date of September 30, 2012 which was extended to December 31, 2012 on September 30, 2012.  This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

On July 30, 2012, APD Antiquities, Inc. entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $10,000 at 8% interest per annum with a maturity date of September 30, 2012 which was extended to December 31, 2012 on September 30, 2012.  This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

On August 6, 2012, APD Antiquities, Inc. entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $20,000 at 8% interest per annum with a maturity date of September 30, 2012 which was extended to December 31, 2012 on September 30, 2012.  This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

On September 17, 2012, APD Antiquities, Inc. entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest per annum with a maturity date of December 31, 2012.  This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

On September 17, 2012, APD Antiquities, Inc. entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $5,000 at 8% interest per annum with a maturity date of December 31, 2012.  This promissory note can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

At September 30, 2012 a total of $34,581 of interest has been accrued on all outstanding convertible promissory notes between April 4, 2011 and September 30, 2012.

NOTE 6 – LETTER OF INTENT

On April 8, 2011, the Company entered into a non-binding Letter of Intent with Northern Adventures LLC. (“Northern”) related to securing an option to enter into a lease agreement related to two mineral properties located in the state of Montana.  The Letter of Intent was amended and the number of mineral properties or leases has, by mutual consent, been increased to nine properties.  The Letter of Intent was amended on September 5, 2012 to run to December 31, 2012.

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

On August 6, 2012, a $5,000 unsecured loan was made to Northern Adventures, LLC.  The promissory note bears interest at 8% per annum and matures on February 2, 2013.

On September 18, 2012, a $25,000 unsecured loan was made to Northern Adventures, LLC.  The promissory note bears interest at 8% per annum and matures on March 18, 2013.

The aggregate principal amount of loans due from Northern Adventures at September 30, 2012 is $382,500, plus interest of $25,450.

NOTE 7 – PREFERRED AND COMMON STOCK

The Company has 10,000,000 shares of preferred stock authorized and none issued; and 200,000,000 shares of common stock authorized and 6,151,111 shares issued and outstanding.  The company has no stock purchase warrants or options outstanding.

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

At September 30, 2012 and December 31, 2011 the Company had gross deferred tax assets calculated at the expected rate of 35% of approximately $152,500 and $114,300, respectively, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $152,500 and $114,300 has been established at September 30, 2012 and December 31, 2011, respectively.

The significant components of the Company’s net deferred tax asset (liabilities) at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Net operating loss carryforwards	$ 435,851	$ 326,698

Gross deferred tax assets (liabilities):
Net Operating Loss	$ 152,500	$ 114,300
Valuation Allowance	(152,500)	(114,300)

Net Deferred tax asset (liability)	$ -	$ -

At September 30, 2012 and December 31, 2011, the Company has net operating loss carry forwards of approximately $436,000 and $327,000 respectively, which will expire in the years 2016 through 2033.  The net change in the allowance account was an increase of $38,200.

The Company is subject to possible tax examinations for the years ending December 31, 2009 through December 31, 2011.

NOTE 9 – SUBSEQUENT EVENTS

 The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were the following reportable subsequent events to be disclosed.

On October 1, 2012, APD and AMCOR Exploration, Inc., its wholly owned subsidiary (“Optionees”) entered into an Amended Option to Purchase Mineral Assets Agreement (the “Option Agreement”) with Northern Adventures, LLC (NALLC) and Northern Adventures, Inc. (NAI) (Optionors) related to the option to purchase certain mineral assets, existing mineral lease agreements, unpatented mining claims and an option to purchase existing leases from the state of Washington.  The exercise price for the option is the exchange of all promissory notes owed by NALLC to APD, currently in the aggregate principal amount of $382,500 plus accrued interest of $25,450 as of September 30, 2012.  In the event APD provides any additional loans to NALLC between the date of execution of the Option Agreement and the exercise of the option, the additional principal amounts of the promissory notes and accrued interest will be added to the debt to be exchanged.  In addition, APD shall issue to NAI the number of shares necessary to provide NAI, on a post acquisition basis, with an ownership position equal to 80.5% of the outstanding shares of common stock of APD as of the exercise date.  The term of this agreement ends December 31, 2012, unless extended by mutual consent of the parties.  The Option Agreement is attached hereto as an exhibit and incorporated by reference (Exhibit 10.1 attached hereto).

On October 1, 2012, APD extended the maturity date from September 30, 2012 to December 31, 2012 on all presently due loans provided to NALLC, totaling $357,500.  All loans to NALLC, totaling $382,500 are due December 31, 2012.

On October 26, 2012, APD  entered into definitive agreements relating to the private placement of $10,000 of its securities through the sale of 200,000 shares of its common stock at $0.05 per share to an accredited investor.  Upon closing of the private placement, there were no fees, commissions, or professional fees for services rendered in connection with the private placement.  The placement was arranged and undertaken by the officers of the Company.  The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On October 29, 2012, APD   filed a Preliminary Information Statement.  The purpose of this Information Statement is to inform the shareholders of record, that on June 30, 2012, thirteen (13) shareholders, including two officers and directors, who own in the aggregate approximately 61.23% of the issued and outstanding shares of the common stock, par value $0.001 per share (the "Common Stock") of APD Antiquities, Inc. a Nevada corporation (or APD) held as of the close of business on June 30, 2012 (the “Record Date”), gave their written consent to approve the following resolutions authorizing our proposed acquisition of certain mineral assets:  (1) to authorize the officers of APD to enter into the Option to Purchase Assets Agreement with Northern Adventures, LLC and Northern Adventures, Inc.; and (2)  to authorize the officers of APD, at a future date, to also enter into an Asset Purchase Agreement pursuant to the terms and conditions outlined in the draft agreement provided to the consenting stockholders.

On November 5, 2012, APD filed an Information Statement.  This Information Statement is being provided pursuant to Section 14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to notify our stockholders, as of the close of business on June 30, 2012 (the “Record Date”), of the actions to be taken pursuant to the written consent of stockholders holding a majority of the issued and outstanding shares of APD Antiquities’ common stock.  A majority of the holders of the APD common stock have approved resolutions authorizing the execution of an option to purchase certain mining assets from Northern Adventures, Inc. and Northern Adventures LLC, and authorizing the exercise of the option to purchase the mining assets through the signing of an Asset Purchase Agreement pursuant to which APD would issue the number of shares of common stock of APD to provide Northern Adventures, Inc., on a post acquisition basis, with an ownership position equal to 80.5% of its outstanding shares of  common stock as of the date of exercise of the option and APD would accept the transfer of all mineral properties, leases, and claims held by Northern Adventures, LLC in exchange for payment on loans made, in the aggregate principal amount of $322,500 and accrued interest in the amount of $18,414 as of June 30, 2012.  Since June 30, 2012, we have made additional loans in the aggregate principal amount of $60,000 to Northern Adventures LLC, for total loans in the aggregate principal amount of $382,500.  All of these loans bear an interest rate of 8% per annum and have a maturity date of December 31, 2012.  In order to eliminate the costs and management time involved in holding a special meeting, and in order to effect the corporate action as soon as possible, we decided to proceed with the corporate action by obtaining the written consent of stockholders holding a majority of the voting power.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

THE FOLLOWING PLAN OF OPERATIONS SECTION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ON PAGES 4 THROUGH 12 OF THIS QUARTERLY REPORT ON FORM 10-Q.  ALL STATEMENTS IN THIS QUARTERLY REPORT RELATED TO OUR CHANGING FINANCIAL OPERATIONS AND EXPECTED FUTURE OPERATIONAL PLANS CONSTITUTE FORWARD-LOOKING STATEMENTS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS.  FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE.

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

Loans Receivable.  On April 8, 2011, we entered into a non-binding Letter of Intent with Northern Adventures LLC, (“Northern”), an unrelated entity, pertaining to securing an option to enter into a lease agreement related to two mineral properties located in the state of Montana.  As part of the signing of the Letter of Intent with Northern, we made a one hundred twenty (120) day unsecured loan in the amount of $115,000 to Northern for the express purpose of securing additional mineral rights in the immediate area of the two mineral properties owned by Northern by locating, filing and recording approximately 55 unpatented mining claims at an average cost of $400 each.  The promissory note bears interest at 8% per annum.  Under the terms of the Letter of Intent, we agreed to loan Northern up to $200,000.  As of September 30, 2012, we have loaned Northern an aggregate principal amount of $382,500 pursuant to 17 promissory notes detailed below, exceeding the amount agreed upon in the Letter of Intent by $182,500.  All notes bear interest at 8% per annum as shown in the chart below.  As a consequence of protracted inclement weather which inhibited the proposed work defined in the Letter of Intent between APD and Northern executed on April 8, 2011, we agreed with Northern to amend the non-binding Letter of Intent on five occasions, with the last amendment dated September 5, 2012 extending the maturity date of all promissory notes with Northern (listed below) to December 31, 2012.

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

On October 1, 2012, the Option Agreement was amended, extending the termination date of the original agreement from October 1, 2012 to December 31, 2012.   See Subsequent Events below for a full description of the option agreement.

Loaned To	Date	Amount	Details
Northern Adventures LLC	4/4/2011	$ 20,000	8% interest
Northern Adventures LLC	4/12/2011	$ 35,000	8% interest
Northern Adventures LLC	5/3/2011	$ 40,000	8% interest
Northern Adventures LLC	8/24/2011	$ 40,000	8% interest
Northern Adventures LLC	9/8/2011	$ 15,000	8% interest
Northern Adventures LLC	9/21/2011	$ 20,000	8% interest
Northern Adventures LLC	10/10/2011	$ 7,500	8% interest
Northern Adventures LLC	11/1/2011	$ 20,000	8% interest
Northern Adventures LLC	11/15/2011	$ 25,000	8% interest
Northern Adventures LLC	1/5/2012	$ 15,000	8% interest
Northern Adventures LLC	1/21/2012	$ 17,500	8% interest
Northern Adventures LLC	5/15/2012	$ 10,000	8% interest
Northern Adventures LLC	5/18/2012	$ 25,000	8% interest
Northern Adventures LLC	6/18/2012	$ 32,500	8% interest
Northern Adventures LLC	7/30/2012	$ 30,000	8% interest
Northern Adventures LLC	8/6/2012	$ 5,000	8% interest
Northern Adventures LLC	9/18/2012	$ 25,000	8% interest
	Total	$ 382,500

As of September 30, 2012, interest in the amount of $25,450 has accrued on the aggregated principal amount of $382,500 owed to us by Northern Adventures, LLC.

Loans Payable.  Between April 4, 2011 and September 30, 2012 we entered into loans pursuant to promissory notes convertible into shares of common stock at $0.05 per share for an aggregate principal amount of $540,000, each at an interest rate of 8% per annum, of which principal of $490,000 remains outstanding after payment of $50,000 to one note holder.  The promissory notes are as follows:

On April 4, 2011, we executed a convertible promissory note with an accredited unrelated corporation, relating to a loan in the amount of $50,000 at 8% interest per annum with an initial maturity date of January 3, 2012, which was extended to August 31, 2012 on June 30, 2012.  During period ended December 31, 2011, a total of $19,000 was repaid on the note.  During period ended September 30, 2012, the balance of $31,000 was repaid on the note.  Interest in the amount of $3,088 still remains unpaid on the note.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.  As of September 30, 2012, total principal in the amount of $0 was still outstanding.

On April 12, 2011, we entered into a definitive agreement with an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $50,000 at 8% interest with a maturity date of January 7, 2012 which was extended to December 31, 2012 on September 30, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On April 30, 2011, we entered into a definitive agreement with an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $50,000 at 8% interest with a maturity date of January 25, 2012 which was extended to December 31, 2012 on August 14, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On August 23, 2011, we entered into a definitive agreement with an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $50,000 at 8% interest with a maturity date of December 31, 2011 which was extended to December 31, 2012 on August 14, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On September 6, 2011, we entered into a definitive agreement with an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of January 14, 2012 which was extended to Decemer 31, 2012 on September 30, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On September 20, 2011, we entered into a definitive agreement with an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of December 31, 2011 which was extended to December 31, 2012 on September 30, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On September 30, 2011, we entered into a definitive agreement with an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with an initial maturity date of December 31, 2011 which was extended to December 31, 2012 on August 14, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On November 2, 2011, we entered into a similar definitive agreement with an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of March 31, 2012, which was extended to December 31, 2012 on September 30, 2012. This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On November 14, 2011, we entered into a similar definitive agreement with an accredited unrelated corporation, and executed a convertible promissory note relating to a loan in the amount of $50,000 at 8% interest with a maturity date of March 31, 2012, which was extended to December 31, 2012 on September 30, 2012. This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On February 17, 2012, we entered into a similar definitive agreement with an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of March 31, 2012, which was extended to December 31, 2012 on August 14, 2012. This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On May 15, 2012, we entered into a similar definitive agreement with an unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $11,000 at 8% interest with a maturity date of June 30, 2012, which was extended to December 31, 2012 on September 30, 2012. This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On May 18, 2012, we entered into a similar definitive agreement with an accredited unrelated corporation, and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of August 31, 2012,which was extended to December 31, 2012 on September 30, 2012. This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On June 15, 2012, we entered into a similar definitive agreement with an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of August 14, 2012, which was extended to December 31, 2012 on September 30, 2012. This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On June 18, 2012, we entered into a similar definitive agreement with an unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $10,000 at 8% interest with a maturity date of August 14, 2012, which was extended to December 31, 2012 on September 30, 2012. This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On July 30, 2012, we entered into a similar definitive agreement with an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $10,000 at 8% interest with a maturity date of September 30, 2012, which was extended to December 31, 2012 on September 30, 2012. This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On July 30, 2012, we entered into a similar definitive agreement with an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $10,000 at 8% interest with a maturity date of September 30, 2012, which was extended to December 31, 2012 on September 30, 2012. This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On July 30, 2012, we entered into a similar definitive agreement with an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $10,000 at 8% interest with a maturity date of September 30, 2012, which was extended to December 31, 2012 on September 30, 2012. This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On July 30, 2012, we entered into a similar definitive agreement with an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $10,000 at 8% interest with a maturity date of September 30, 2012, which was extended to December 31, 2012 on September 30, 2012. This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On August 6, 2012, we entered into a similar definitive agreement with an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $20,000 at 8% interest with a maturity date of September 30, 2012, which was extended to December 31, 2012 on September 30, 2012. This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On September 17, 2012, we entered into a similar definitive agreement with an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of December 31, 2012. This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

  On September 17, 2012, we entered into a similar definitive agreement with an unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $5,000 at 8% interest with a maturity date of December 31, 2012. This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On April 1, 2012 seven of the above note holders agreed to convert the principal and accrued interest of their promissory notes to common stock subject to APD acquiring the assets of Northern Adventures, Inc.  The conversion of the promissory notes is therefore on hold pending the consummation of an asset acquisition transaction between APD and Northern Adventures, Inc.

At September 30, 2012, a total of $34,580 of interest had accrued on the convertible promissory notes with an aggregate principal amount of $486,000.

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

Results of Operations

Since APD was formed on July 23, 1996, it has earned minimal revenues and has incurred a net operating loss since its inception of $435,851 through September 30, 2012.

Results of operations for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011 are as follows:

Net cash used in operating activities during the three months ended September 30, 2012 was $83,212 as compared to net cash used in operating activities during the six months ended September 30, 2011 of $74,317.  For the nine months ended September 30, 2012, we reported a net loss of $109,153, gross revenues of $0, with a gross profit on sales of $0, compared to a net loss of $53,622 sales of $2,500, and a gross profit on sales of $0 during the months ended September, 2011.  We incurred operating expenses of $104,195 in the nine months ended September, 2012 and $51,534 in the nine months ended September 30, 2011.  This is an increase of $52,661.  The major difference in the two periods was attributable to an increase in professional and consulting fees related to evaluating new business opportunities, specifically in the mineral exploration business, and due diligence related to a possible reorganization of the company.

Revenues

Total net revenues amounted to $0 for the nine months ended September 30, 2012 compared to $0 for the corresponding period in the prior year.  This lack of revenue is attributed to the requirements to prepare for a proposed change in direction of the company’s future new business.

Operating Expenses

We incurred operating expenses of $104,195 in the nine months ended September 30, 2012 and $51,534 in the nine months ended September 30, 2011.  This is an increase of $52,661.  The major difference in the two periods was attributable to an increase in professional fees.

Net Income or Loss

For the nine months ended September 30, 2012, we reported a net loss of $109,153 compared to a net loss of $53,622 for the corresponding period in the prior year, an increase in net loss of $55,531. The net loss increase is primarily due to an increase in professional fees and interest expense.

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

Our cash in the bank at September 30, 2012 was $1,828.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities and loans.  Between April 4, 2011 and September 30, 2012 we received loans for an aggregate principal amount of $540,000 as described above.  During period ended December 31, 2011 and September 30, 2012, a total of $19,000 and $31,000 were repaid on the loans, respectively.    Of the loan balances, $4,000 of the loans are non convertible.  As of September 30, 2012, we have loaned Northern a total of $382,500 at 8% interest per annum pursuant a Letter of Intent as described above.  Our recent cash burn rate in our operations over year 2011 has been approximately $9,000 per month.  The cash burn rate has remained constant over the last quarter.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past December 2012.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital to repay loans, generate sufficient revenue, or receive further loans on an as needed basis, we will have to curtail or cease our operations.

We have had minimal operations and very limited revenues.  From inception to September 30, 2012, we have an accumulated deficit of $435,851.  For the nine months ended September 30, 2012, we had a net loss of $109,153 and no revenues from sales.  At September 30, 2012, we had cash of $1,828, and receivables of $407,951, for total current assets of $409,779.  Of these assets $382,500 are from notes receivable and $25,451 is from accrued interest on the notes.  At September 30, 2012 our total liabilities were $555,755.  $486,000 of these liabilities are from convertible notes payable and $4,000 were from non-convertible notes payable.  We have realized only minimal revenue from sales and had a net loss for the year ended December 31, 2011.  We believe that we could experience negative operating cash flow for the foreseeable future.  At September 30, 2012, we had outstanding debt of $486,000 from convertible loans as described in the Plan of Operations section above.  On April 1, 2012 seven of the above note holders agreed to convert the principal and accrued interest of their promissory notes to common stock subject to APD acquiring the assets of Northern Adventures, Inc.  The conversion of the promissory notes are therefore on hold pending the consummation of an asset acquisition transaction between APD and Northern Adventures, Inc.

If we decide not to proceed with our planned asset acquisition transaction with Northern Adventures, Inc. and Northern Adventures, LLC, under our Letter of Intent $145,000 of our loans will be treated as liquidated damages and will not be repaid leaving only principal of $237,500 plus accrued interest to be repaid.  There is no guarantee that Northern Adventures, LLC will be able to repay the principal and accrued interest of $25,450 that is owed to us and if our lenders do not convert their promissory notes to common shares in that circumstance, we will have to repay those lenders the aggregate principal amount and accrued interest of $524,581.  Even if Northern Adventures, LLC were to repay its notes in full, we would still owe our lenders approximately $117,000.

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

Subsequent Events

On October 1, 2012, APD Antiquities, Inc. (APD) and AMCOR Exploration, Inc., its wholly owned subsidiary (“Optionees”) entered into an Amended Option to Purchase Mineral Assets Agreement (the “Option Agreement”) with Northern Adventures, LLC (NALLC) and Northern Adventures, Inc. (NAI) (Optionors) related to the option to purchase certain mineral assets, existing mineral lease agreements, unpatented mining claims and an option to purchase existing leases from the state of Washington.  The exercise price for the option is the exchange of all promissory notes owed by NALLC to APD, currently in the aggregate principal amount of $382,500 plus accrued interest of $25,450 as of September 30, 2012.  In the event APD provides any additional loans to NALLC between the date of execution of the Option Agreement and the exercise of the option, the additional principal amounts of the promissory notes and accrued interest will be added to the debt to be exchanged.  In addition, APD shall issue to NAI the number of shares necessary to provide NAI, on a post acquisition basis, with an ownership position equal to 80.5% of the outstanding shares of common stock of APD as of the exercise date.  The term of this agreement ends December 31, 2012, unless extended by mutual consent of the parties.  The Option Agreement is attached hereto as an exhibit and incorporated by reference (Exhibit 10.1 attached hereto).

On October 1, 2012, APD Antiquities extended the maturity date from September 30, 2012 to December 31, 2012 on all presently due loans provided to NALLC, totaling $357,500.  All loans from NALLC, totaling $382,500 are due December 31, 2012.

On October 26, 2012, APD Antiquities, Inc. (the “Company”) entered into definitive agreements relating to the private placement of $10,000 of its securities through the sale of 200,000 shares of its common stock at $0.05 per share to an accredited investor.  Upon closing of the private placement, there were no fees, commissions, or professional fees for services rendered in connection with the private placement.  The placement was arranged and undertaken by the officers of the Company.  The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On October 29, 2012, APD Antiquities, Inc. (the “Company”) filed a Preliminary Information Statement.  The purpose of this Information Statement is to is to inform the shareholders of record, that on June 30, 2012, thirteen (13) shareholders, including two officers and directors, who own in the aggregate approximately 61.23% of the issued and outstanding shares of the common stock, par value $0.001 per share (the "Common Stock") of APD Antiquities, Inc. a Nevada corporation (or APD) held as of the close of business on June 30, 2012 (the “Record Date”), gave their written consent to approve the following resolutions authorizing our proposed acquisition of certain mineral assets:  (1) to authorize the officers of APD to enter into the Option to Purchase Assets Agreement with Northern Adventures, LLC and Northern Adventures, Inc.; and (2)  to authorize the officers of APD, at a future date, to also enter into an Asset Purchase Agreement pursuant to the terms and conditions outlined in the draft agreement provided to the consenting stockholders.

On November 5, 2012, APD Antiquities, inc. (the “Company”) filed an Information Statement.  This Information Statement is being provided pursuant to Section 14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to notify our stockholders, as of the close of business on June 30, 2012 (the “Record Date”), of the actions to be taken pursuant to the written consent of stockholders holding a majority of the issued and outstanding shares of APD Antiquities’ common stock.  A majority of the holders of the APD common stock have approved resolutions authorizing the execution of an option to purchase certain mining assets from Northern Adventures, Inc. and Northern Adventures LLC, and authorizing the exercise of the option to purchase the mining assets through the signing of an Asset Purchase Agreement pursuant to which APD would issue the number of shares of common stock of APD to provide Northern Adventures, Inc., on a post acquisition basis, with an ownership position equal to 80.5% of its outstanding shares of  common stock as of the date of exercise of the option and APD would accept the transfer of all mineral properties, leases, and claims held by Northern Adventures, LLC in exchange for payment on loans made, in the aggregate principal amount of $322,500 and accrued interest in the amount of $18,414 as of June 30, 2012.  Since June 30, 2012, we have made additional loans in the aggregate principal amount of $60,000 to Northern Adventures LLC, for total loans in the aggregate principal amount of $382,500.  All of these loans bear an interest rate of 8% per annum and have a maturity date of December 31, 2012.  In order to eliminate the costs and management time involved in holding a special meeting, and in order to effect the corporate action as soon as possible, we decided to proceed with the corporate action by obtaining the written consent of stockholders holding a majority of the voting power.

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

Although we do not provide a written warranty on its items sold, we will refund the purchase price paid to any customer in those instances when an item sold is proven to be non-authentic.  In a majority of instances, we receive a certificate of authenticity for documents (items) purchased from our vendors and are reasonably assured as to the provenance of its products.  Since inception, we have made no refunds for the sale of any non-authentic items nor have we received any claims or notice of prospective claims relating to such items.  Accordingly, we have not established a reserve against forgery or non-authenticity.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously-identified material weaknesses in internal control over financial reporting, as of December 31, 2011, described in the 2011 Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our  disclosure controls and procedures were not effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the private placement of the securities, APD is relying on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  We believed that Section 4(2) was available because the offer and sale involved sophisticated investors with full disclosure and did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.

On July 30, 2012, we entered into a definitive agreement with an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $10,000 at 8% interest with a maturity date of August 30, 2012, which was extended to December 31, 2012 on September 30, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On July 30, 2012, we entered into a definitive agreement with an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $10,000 at 8% interest with a maturity date of August 30, 2012, which was extended to December 31, 2012 on September 30, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On July 30, 2012, we entered into a definitive agreement with an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $10,000 at 8% interest with a maturity date of August 30, 2012, which was extended to December 31, 2012 on September 30, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On July 30, 2012, we entered into a definitive agreement with an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $10,000 at 8% interest with a maturity date of August 30, 2012, which was extended to December 31, 2012 on September 30, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On August 6, 2012, we entered into a definitive agreement with an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $20,000 at 8% interest with a maturity date of August 30, 2012, which was extended to December 31, 2012 on September 30, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On September 17, 2012, we entered into a definitive agreement with an accredited unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $25,000 at 8% interest with a maturity date of December 31, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On September 17, 2012, we entered into a definitive agreement with an unrelated individual, and executed a convertible promissory note relating to a loan in the amount of $5,000 at 8% interest with a maturity date of December 31, 2012.  This promissory note can be converted to shares of restricted common stock at $0.05 per share at any time during the term of the promissory note.

On October 26, 2012, APD Antiquities, Inc. (the “Company”) issued 200,000 unregistered shares of its common stock, par value $0.001, at $.05 per share from its treasury to an accredited investor in exchange for $10,000.  The company sold these restricted shares to further capitalize the Company in order to pay operating expenses and to execute its business plan.

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

10.2

Form of Promissory notes from Northern Adventures, LLC dated April 4, 2011, April, 12, 2011, May 3, 2011, August 24, 2011, September 8, 2011, September 21, 2011, October 10, 2011, November 3, 2011, November 15, 2011, January 5, 2012, January 21, 2012, May 15, 2012,May 18, 2012, June 18, 2012, July 30, 2012, August 6, 2012 and September 18, 2012.

10.3	Form of Notice of Intent to Convert Debt to Shares of Restricted Common Stock

10.4	Letter of Intent between APD Antiquities, Inc. and Northern Adventures, LLC dated April 8, 2011

10.5	Form of Amended Letter of Intent between APD Antiquities, Inc. and Northern Adventures, LLC dated August 5, 2011

10.6	Form of Amended Letter of Intent between APD Antiquities, Inc. and Northern Adventures, LLC dated December 30, 2011

10.7	Form of Amended Letter of Intent between APD Antiquities, Inc. and Northern Adventures, LLC dated March 30, 2012

10.8	Form of Amended Letter of Intent between APD Antiquities, Inc. and Northern Adventures, LLC dated June 30, 2012

10.9	Form of Amended Letter of Intent between APD Antiquities, Inc. and Northern Adventures, LLC dated September 5, 2012

10.10	Form of 2012 Convertible Promissory Note

31.1	Section 302(a) CEO and Principal Financial Officer Certification

32.1	Section 1350 Certifications

* Incorporated by reference to the Registrant's Registration Statement on Form 10SB12G filed on May 3, 2004, File No. 000-50738

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APD ANTIQUITIES, INC.

BY: /s/ Cindy K. Swank Date: November 19, 2012
Cindy K. Swank, President, Treasurer, CEO, Principal Financial Officer