Form 10-K
period 2012-12-31
AMERICAN CORDILLERA MINING Corp
filed 2013-04-16
CIK 1289046

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number: 000-50738

AMERICAN CORDILLERA MINING CORPORATION

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

[   ] Yes   [X] No

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (5,947,107 shares) as of June 30, 2012 was approximately $297,355 based upon $0.05 per share, the last price at which the stock was issued.  The shares of our company are currently listed on the OTC Bulletin Board.

The Registrant had 89,342,679 shares of Common Stock outstanding as of April 16, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD LOOKING STATEMENTS

This Report on Form 10-K and the documents incorporated by reference include “forward-looking statements”.  To the extent that the information presented in this Report on Form 10-K discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking.  Such forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These include, among others, the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” sections of this Report on Form 10-K.  These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements.  When considering forward-looking statements in this report, you should keep in mind the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” sections below, and other sections of this Report on Form 10-K.

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.  It is important to note that our actual results could differ materially from those included in such forward-looking statements. There are many factors that could cause actual results to differ materially from the forward looking statements.  For a detailed explanation of such risks, please see the section entitled “Risk Factors” of this Report on Form 10-K.  Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements.  Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes included in this Report on Form 10-K and the section entitled “Management’s Discussion and Analysis or Plan of Operation” included in this Report on Form 10-K.

PART I

ITEM 1.  BUSINESS

American Cordillera Mining Corporation or AMCOR, was incorporated on July 23, 1996 under the laws of the State of Nevada, under the name “APD International Corporation”, which was subsequently changed to APD Antiquities, Inc. before becoming AMCOR, for the purpose of acquiring, importing, marketing, and selling valuable antiquity and art items of Asian origin.  As we were unable to develop our Asian art and antiquities business into a financially viable business, our management and  board of directors decided to redirect our business and to acquire mineral properties, leases on mineral properties and mining claims from Northern Adventures, Inc., a private Nevada corporation.

On May 7, 2011, we formed APD Metals, Inc., a wholly owned subsidiary corporation in the State of Nevada. On May May 7, 2012, the Articles of Incorporation of the subsidiary corporation were amended in the State of Nevada and the corporate name of APD Metals, Inc. was changed to AMCOR Exploration, Inc with the intent of evaluating the feasibility of acquiring mining properties, abandon mines and entering into mineral lease agreements pertaining to mining properties located in the Western United States and evaluating the feasibility of diversifying into the mineral exploration business, which is now our current business strategy.

Partial implementation of our objective to obtain high-quality mineral exploration properties was initiated through the execution of an Option to Purchase Mineral Assets dated July 3, 2012 and the exercise of the option on December 28, 2012 and the execution of a Asset Purchase Agreement on December 28, 2012, by and among AMCOR, AMCOR Exploration, Inc., Northern Adventures, Inc. (“NAI”), and Northern Adventures, LLC (“NALLC”).  In consideration for the acquisition of certain mining assets, AMCOR exchanged debt owed by NALLC in the amount of $382,500 and accrued interest in the amount of $30,564 through November 30, 2012, and the issuance of 71,500,000 shares of AMCOR restricted common stock to NAI, (to be dividended to its shareholders based on their ownership).

Pursuant to the execution of the Asset Purchase Agreement on December 28, 2012, we acquired certain mineral assets made up of the following nine projects which will be owned outright by our company or controlled pursuant to mineral lease agreements or options to acquire leases: 1) an agreement to explore and acquire the Bayhorse silver mine consisting of 3 patented and 21 unpatented claims located in Baker County, Oregon; 2) a lease agreement pertaining to 37 unpatented mining claims located on Quartz Creek, in Mineral County, Montana; 3) a lease agreement pertaining to 58 unpatented mining claims located Trout Creek, in Mineral County, Montana; 4) a lease agreement pertaining to 18 unpatented mining claims referred to as the Vienna prospect locate in Shoshone County, Idaho; 5) a lease agreement pertaining to the Monitor-Richmond and Copper Age mines consisting of a total of 20 unpatented mining claims located in Shoshone County, Idaho; 6) the option to acquire ten leases granted by the State of Washington covering 4,664 acres of state mineral leases and 27 unpatented mining claims known as the Toroda Creek Project in the Bodie Mining District in Okanogan County, Washington; 7) acquisition agreements pertaining to 15 unpatented mining claims located in Stevens County, Washington referred to as the Box Group; 8) acquisition agreements pertaining to 15 unpatented mining claims located in Stevens County, Washington referred to as the McKinley-McNally Property; and 9) directly owned all right, title, and claim to 26 unpatented claims commonly known as the North Moccasin Project or Plum Claims located in Fergus County, Montana.  In addition to these nine projects, we also seek to find, develop, produce and sell other precious metal and mine assets.  For a more detailed description of our mining projects, see Item 2, Mining Properties below.

125°0'0"W
120°0'0"W
115°0'0"W
110°0'0"W
45°0'0"N
Bodie Project
McKinley & Box Properties
Phil Sheridan Mine
Copper Age Mine
Monitor & Richmond Mines
Vienna Mine
Trout Creek
Quartz Creek
North Mocassin Property
Bayhorse Mine
1
2
3
4
5
6
SEATTLE
SPOKANE
PORTLAND
MISSOULA
GREAT FALLS
Washington
Montana
Oregon
Idaho
California
15
90
82
5
84
MINING DISTRICT or PROVINCE:
1. Toroda Creek & Republic - gold-silver
2. Kootenay Arc - silver-copper-lead-zinc
3. Coeur d'Alene - silver-lead-zinc-gold
4. Quartz Creek - gold, placer gold
5. Conner Creek - silver-lead-zinc
6. Montana Alkalic Province - gold-silver
0 55 110 220 Kilometers
0 40 80 160 Miles

4 Mining District or Province Boundary

Bodie Property Holding

AMERICAN CORDILLERA MINING CORPORATION
Holdings - Mines and Prospects
December 2012

On December 28, 2012, AMCOR issued an aggregate of 10,541,567 shares of restricted common stock in exchange for the conversion of debt held by sixteen promissory note holders in the amount of $486,000 and accrued interest which was $41,078 as of November 30, 2012.

The closing of the Asset Purchase Agreement on December 28, 2012 involved, in part, the exchange of debt in the amount of $382,500 and accrued interest in the amount of $30,564 through November 30, 2012, which was applied as partial consideration for the purchase of the mining assets.  In addition, we issued 71,500,000 shares of our common stock to NAI, which are to be transferred to the shareholders of NAI as a dividend based on their shareholdings.  The issuance of the shares to the shareholders of NAI will be exempt from registration pursuant to Rule 505 of Regulation D under the Securities Act of 1933 and Section 4(2).  The shareholders of NAI will be provided with copies of our Form 10-K filed on March 30, 2012, our Form 10-Q for the quarters ended September 30, 2012, June 30, 2012, March 31, 2012, a copy of our definitive Schedule 14A and a copy of our 8-K filed on February 11, 2013. In addition they will each sign investor representation letter indicating that they are sophisticated investors who have the experience and resources to assess the valuation of the transaction and undertook that they can not sell their shares without an applicable exemption from registration

The shareholders of NAI now hold in aggregate approximately 80.5% of the outstanding shares of common stock of AMCOR after the issuance of 10,541,568 shares to 17 promissory note holders who converted notes in the aggregate principal amount of $486,000 of loans and accrued interest in the amount of $44,167 into restricted common stock at $0.05 per share.  The pre-acquisition stockholders of AMCOR, who held 6,701,111 shares of common stock, experienced very substantial dilution as a result of the issuance of the shares by us to NAI, and became minority shareholders in AMCOR.

On December 28, 2012, the Articles of Incorporation in the State of Nevada were amended and the name of the corporation was changed from APD Antiquities, Inc. to American Cordillera Mining Corporation.  Our new trading symbol for our shares on the OTC Bulletin Board has been changed to AUAG.  We maintain our corporate office in Spokane, Washington. Our fiscal year end is currently December 31.

On December 28, 2012, after the closing of the Asset Purchase Agreement transaction with Northern Adventures, LLC and Northern Adventures, Inc. and based on an understanding between AMCOR and NALLC with regard to that transaction, our Board of Directors elected the following six persons who were nominees designated by NAI as members of the Board of Directors of AMCOR on December 28, 2012: Frank H. Blair, Dwight Weigelt CPA, Gerald Frankovich, Manuel Graiwer, Louis Cornacchia Sr. and David Boleneus.  The biographical information concerning these elected directors is included below in this report on Form 10-K under the Directors and Executive Officers section.

On December 28, 2012, the new Board of Directors appointed the following Executive Officers:  Frank H. Blair, President and Chief Executive Officer; Gerald Frankovich, Vice President; Dwight Weigelt, Chief Financial Officer, Secretary/Treasurer.  The biographical information concerning these board appointed Executive Officers are included in this report on Form 10-K under the Directors and Executive Officers section.

Several important corporate priorities set by AMCOR management are reflected in the acquisition of the mining assets from NAI comprising abandoned mines, exploration projects, and prospects. There are certain priorities that may contribute to the strategic advantages to AMCOR’s operations, as well as advantages in efficiencies, economy, and cost savings. These priorities are: (1) the properties be valuable for gold or silver for the purpose of leveraging future returns from the current prices of these metals; additional metal values also known to be present in several of these properties would represent added value; (2) emphasize work in select mining districts in order to leverage operational experiences, similar geology and knowledge bases peculiar within a district; (3) assemble operations within hauling distance to operating custom mills in view of establishing future toll milling agreements; and (4) operate in areas within reasonable commute distance to AMCOR’s base of operations. The emphasis for locating of projects in known mining districts is important because other mining prospects within the same districts are also available from time to time for evaluation and/or acquisition.

Transfer Agent

Our transfer agent is Nevada Agency and Transfer Company, 50 West Liberty Street, Reno, Nevada 89501.

Current Business Operations

We are an exploration stage company whose focus is on acquiring and developing mineral properties in the states of Montana, Idaho, Washington and Oregon and more specifically, the North Moccasin Property, located in central Montana, Fergus County, in the Judith Mountain mining district and the Bodie-Wauconda-Toroda Creek Mining District of Okanogan County, Washington.  Through our recent acquisitions from NAI, AMCOR owns all, right, title and interest in 83 unpatented mining claims which make up four properties; 2) has the option to acquire certain mineral leases from the state of Washington covering 4,664 acres and 27 unpatented mining claims in Okanogan County; and 3) all right, title and interest in five existing mineral leases of other mining claims.

We will focus our future business on evolving into a growth-orientated, newly reorganized, early stage, and independent mineral and precious metal exploration company engaged in the acquisition, exploration, exploitation and development of mineral and precious metal properties; focusing our activities in the western United States.  At this point, we are considered an exploration or exploratory stage company because we are involved in the examination, investigation and acquisition of land that we believe may contain valuable minerals, for the purpose of discovering the presence of possible commercial minerals and their extent.  The primary focus of our exploration activities will be for gold and silver.

During the next twelve months we plan to begin to engage in possible joint ventures and attempt to as well as seek financing opportunities to commence a growth plan that will include the acquisition of additional mineral exploration properties as well as the possibility of selling additional equity in the form of common stock.  See Subsequent Events below for descriptions of joint venture and sub-leasing arrangements we have entered into.

To accelerate the development program we will attempt to engage in other joint venture programs that will take responsibility, both financially and in labor, of the capital costs of early exploration. This economic strategy may allow us to utilize our own financial assets toward the exploration on our own properties and mineral leases.

The expenditures to be made by us on our exploration program may not result in the discovery of commercially exploitable reserves of valuable minerals.  Exploration for minerals is a speculative venture involving substantial risk. The probability of a mineral property ever having commercially exploitable reserves is extremely remote, and in all probability our mineral claims may not contain any reserves. If we are unable to find reserves of valuable minerals on any of our nine projects or if we cannot remove the minerals because we either do not have the capital to do so, or because it is not economically feasible to do so, then we will cease operations relating to our properties and we will attempt to seek out and acquire alternate mining properties. In the event that we cease operations relating to our properties, any funds received by us upon sale of the mining properties on which operations ceased will be used to pay our working capital expenses.

Because we are an exploration stage company, there is no assurance that commercially viable mineral deposits exist on any of the nine projects that are owned or leased by us. A substantial amount of additional exploration will be required before a final evaluation is made as to the economic viability of our mineral properties. To date, we have no known reserves of any type of mineral on any of our nine projects and as of this date, we have not discovered economically viable mineral deposits on any of our nine projects and there is no assurance that we will discover such commercially viable deposits.

If we decide to stop further exploration on any of our nine projects, we may seek to acquire other natural resource exploration oriented properties. Any such acquisition(s) will involve due diligence costs in addition to the acquisition costs. As a public company, we will also have an ongoing obligation to maintain our periodic filings with the appropriate regulatory authorities, which will involve legal and accounting costs. In the event that our available capital is insufficient to acquire an alternative resource property and sustain minimum operations, we will need to secure additional funding or else we will be compelled to discontinue our business.

If commercially marketable quantities of valuable mineral deposits exist on one or more of our properties and sufficient funds are available, we will evaluate the technical and financial risks of mineral extraction, including an evaluation of the economically recoverable portion of the deposits, market rates for the minerals, engineering concerns, infrastructure costs, finance and equity requirements, safety concerns, regulatory requirements, environmental concerns and an analysis of the deposit from initial excavation all the way through to reclamation.  After we conduct this analysis and determine that a given mineral deposit is worth recovering, of which there is no assurance, we will begin the development process.  Development will require us to obtain a processing plant and other necessary equipment including equipment to extract, transport and store the minerals.

Since our inception on July 23, 1996 through December 31, 2012, we have had nominal revenue and have incurred a net loss of $3,968,271.  We do not anticipate earning revenues until such time, if ever, as we enter into commercial production of one of our mining properties. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our plan of operations described herein, secure additional outside capital and eventually attain profitable operations.  We anticipate that any additional funding that we require will be in the form of equity financing from the sale of our restricted common stock.

Our material financial obligations for the future will include our public reporting expenses, transfer agent fees, bank fees, lease payments due on mineral properties and other recurring fees, combined with any additional operating expense related to our new business.

Our future financial results will depend primarily on: (i) the ability to discover commercial quantities of precious or base metal on properties which we own or lease: (ii) the ability to continue to source and screen potential projects; (iii) the market price for precious metals; and (iv) the ability to fully implement our exploration and development programs on our nine projects, which is dependent on the availability of capital resources. There can be no assurance that we will be successful in any of these respects or that the prices of metals will be at a level allowing for profitable production, in the event we are able to define a commercial ore body, of which there is no assurance.

Subsequent Events.

Archean Star Agreement

On February 5, 2013, we entered into a definitive Option and Joint Venture Agreement with Archean Star Resources Inc. (ASR) pertaining to 20 unpatented claims leased by AMCOR pursuant to a Mining Lease with Northern Adventures, LLC.  On June 27, 2012, Northern Adventures, LLC originally entered into the Mining Lease with Northern Adventures, Inc., and AMCOR assumed the rights in that Mining Lease from Northern Adventures, Inc. pursuant to the Asset Purchase Agreement dated December 28, 2013.  The claims cover the Monitor-Richmond-Copper Age mines which were historic producers between 1900 and 1920.  As part of the transaction, AMCOR received 500,000 shares of ASR common stock and will receive an additional 500,000 shares of ASR common stock on the second and third anniversaries of the agreement, subject to ASR going forward with the agreement after year one.  ASR will assume the obligations of the underlying lease agreement and paid an up-front fee of $7,500 to AMCOR.

Under the terms of the agreement ASR can earn up to 80% ownership interest in the property lease by expending $2,100,000 over a three year period, with a minimum expenditure of $700,000 in year one of the agreement.  AMCOR’s interest shall be a Carried Interest until such time as a Bankable Feasibility Study has been produced or a Decision to Mine has been made.

Kinross Agreement.

On April 5, 2013 we exercised an option to acquire three mineral leases located in Okanogan County, Washington, pursuant to an Option to Purchase Mineral Leases between Hydro Imaging, Inc. and Northern Adventures, Inc. (NAI) entered into on June 25, 2012 and amended on December 7, 2012, which option was transferred to us on December 28, 2012 by NAI pursuant to an Asset Purchase Agreement.  The original option was granted by HydroImaging, Inc (Hydro), a private company owned solely by David Boleneus, currently a member of our board of directors, to NAI on June 25, 2012.  Under the terms of the original option Hydro granted the right to acquire ten leases granted by the Department of Natural Resources for the State of Washington totaling 4,583.76 acres and 27 unpatented mining claims located in the Toroda Creek-Wauconda Mining district in Okanogan country in the State of Washington for the payment of an exercise price of $10,000.

An amendment to the Option to Purchase Mineral Leases on December 7, 2012 provided Hydro the authority to enter into a Mining Lease and Assignment agreement with Kinross Gold USA, Inc. (Kinross), as an alternative to transferring the ten leases and subject to Hydro executing an agreement with Kinross.  As an alternative to acquiring the ten leases and pursuant to the amendment, AMCOR was also granted an option to acquire all right, title and interest in any agreement reached between Kinross and Hydro.  On February 28, 2013, Hydro concluded a Mining Lease and Assignment agreement with Kinross transferring seven of the ten mineral leases totaling 2,934.56 acres and a lease on 27 unpatented mining claims located in Okanogan County, Washington.  The seven state leases were transferred from Hydro to Kinross and approved by the State of Washington on March 27, 2013.  Pursuant to the terms of the Kinross agreement, Kinross will assume all of the underlying obligations, annual rental expenses, and work requirements related to the seven leases and 27 unpatented mining claims.  The remaining three state mining leases totaling 1,649.2 acres will be transferred from Hydro to AMCOR, subject to approval from the Department of Natural Resources for the State of Washington.

Under the terms of the Mining Lease and Assignment agreement Kinross will pay AMCOR production royalties as follows:  a 1% net smelter return royalty on all minerals extracted from the area covered by the 7 leases and a 2.5% net smelter return royalty on all minerals extracted from the area covered by the 27 unpatented mining claims.  The amount of royalties to be paid (both production royalties and advance royalty payments) are capped at $3 million per lease.  Kinross will also pay advance royalty payments in the aggregate amount of $1 million as follows:  $15,000 payable within 7 days of February 28, 2013, the effective date, $15,000 payable within 15 days of the effective date, $40,000 payable on February 28, 2014, $50,000 payable on February 28, 2015, and thereafter the annual advance royalty payment is to increase by 5% per year up to a maximum annual payment of $100,000.  The obligation to pay the advance royalty payment shall cease once an aggregate of $1 million has been paid.  Advance minimum royalty payments shall be creditable against the production royalties.  The production royalty payments for minerals produced from the state leases shall be capped at $3,000,000 for each of the seven leases, including any advanced royalty payments to be offset.  Kinross also undertakes to make such payments and undertake such other actions necessary to maintain the seven state mining leases and the unpatented claims in effect and good standing.

Reserves

We are unable to accurately estimate reserves until substantial additional exploration and development work has been completed, which will be subject to securing additional capital, of which there is no assurance.

Production

We currently have no production and do not anticipate production of any precious or base metals in the near future.

Exploration Data

We have not conducted any drilling to test mineralization on any of our mining properties since changing our business.

Purpose of the Acquisition

The fundamentals of the decision to enter into the Asset Purchase Agreement with NAI and NALLC were based largely on the fact that the sales and marketing effort of oriental antiquities did not meet the expectations of our Board of Directors and they felt they had a fiduciary responsibility to attempt to do something meaningful for the benefit of the AMCOR shareholders. While some of the members of our Board of Directors have experience in the mineral exploration business, there was substantial evidence and data provided to the members of the board by NAI and NALLC that there existed a very real possibility that commercial deposits of precious and base metal could exist on one of the nine projects. It was the opinion of the Board of Directors, that a minority interest in a company with only one operating property would exceed the potential from any sales and marketing program in our original business.

The other factor that contributed to this decision to take a minority interest in a company in a different industry was related to the fact that the Board had not been successful in generating any interest in securing additional funding to supporting additional sales and marketing efforts of its antiquities and collectors business.  Another factor was the fact that we were out of operating capital and we saw an opportunity that was in the best interest of the shareholders to turn control over to a new management team that would bring cash and assets into AMCOR.  The directors also were of the opinion that there is a reasonably good chance that the price of precious and base metals will appreciate in the future and there would be more interest in the investment community in mineral exploration and mining company than a company engaged in the importation of Asian antiquities.

In the final analysis the Board of Directors deemed it a better opportunity for the shareholders to have a minority position in a company that owns mineral rights in a strategic location in a known area of precious metal production, as compared to the economic potential for its original sales and marketing program of imported Asian antiquities.

Industry Background

The exploration for and development of gold mineral deposits requires significant capital investment.  Few properties are ultimately developed into producing mines. Some of the factors involved in determining whether a mineral exploration project will be successful include, without limitation:

•	competition;
•	financing costs;
•	availability of capital;
•	proximity to infrastructure;
•	the particular attributes of the deposit, such as its size and grade;
•	political risks, particularly in some emerging third world countries; and
•

governmental regulations, particularly regulations relating to prices, taxes, royalties, infrastructure, land use, importing and exporting of gold, environmental protection matters, property title, rights and options of use, and license and permitting obligations.

The combination of these and other factors lead to a speculative endeavor, and very high risk. Even with the formation of new theories and new methods of analysis, unless the minerals are simply lying exposed on the surface of the ground, exploration will continue to be a “hit or miss” process.

Governmental Regulations

The AMCOR property lessees and any future exploration, development and possible production are subject to various rules, regulations and limitations impacting precious metals exploration, mine development and metals production industry as whole. These rules, regulations and limitations can indirectly impact our company in a number of ways.

Regulations of the Mineral and Metal Industry

Exploration for precious metals, base metals and commercial minerals, if and when developed, are subject to extensive rules and regulations promulgated by federal, state and local authorities and agencies. For example, in most states, the Bureau of Land Management and the U.S. Forest Service require permits for exploration drilling, development of a mining property and operation of a commercial mine, submission of several reports concerning operations of a commercial mine and other requirements relating to the production of precious and base metals. The regulatory burden on the mining industry will most likely increase the cost of doing business and may affect our potential for profitability. Although we believe that we can stay in compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws. Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.

Environmental Matters

Our operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may:

▪	require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;
▪	limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and
▪	impose substantial liabilities for pollution resulting from exploration activities or mining operation.

The permits required for our operations may be subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on AMCOR.

The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”) and comparable state statutes impose strict, joint and several liabilities on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.  The Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance.  CERCLA currently includes certain minerals and toxic chemicals used to extract precious or base metals from rock that fall within the definition of a “hazardous substance”.  State laws affecting our operations may impose clean-up liability related to mining minerals and the use of toxic chemicals.  In addition, although RCRA classifies certain mineral as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

The Endangered Species Act (“ESA”) seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. ESA provides for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our proposed exploration programs and future operations, if any, will be in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject us to significant expenses to modify our operations or could force us to discontinue certain operations altogether.

Competition

The mineral exploration and mining industry is intensely competitive, and we compete with thousands of other metals exploration and production companies, including huge multinational corporations with vast resources.  Almost all of these companies have substantially greater resources than we have. The operations of other companies may be able to pay more for exploratory prospects and productive or partially developed mineral properties. They may also have more resources to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit.

Our larger or integrated competitors have the resources to be better able to absorb the burden of existing, and any changes to federal, state, and local laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to discover commercial ore bodies and acquire additional properties in the future will be dependent upon our ability and resources to evaluate and select suitable properties and to consummate transactions in this highly competitive environment. In addition, we may be at a disadvantage in negotiating for mineral leases and bidding for exploratory prospects, because we have fewer financial and human resources than other companies in our industry. Should a larger and better financed company decide to directly compete with us, and be successful in its efforts, our business in general or specific projects could be adversely affected.

Marketing and Customers

The market for precious and base metals that we may produce in the future depends on factors beyond our control, including the extent of global production, the proximity and capacity of smelters and refineries, demand for specific metals, the potential toxic elements contained in the ore (i.e. mercury or arsenic) and the effects of state and federal regulation on all aspects of the mining and extraction industry.

Employees

We currently do not have any employees. Some of our newly appointed executives, subject to securing additional operating capital, of which there is no assurances, may enter into employment agreements in the future. We anticipate that we will initially have no full time employees. Frank H. Blair, President and CEO, and Dwight Weigelt, the CFO plan to initially be part-time and paid an hourly fee for services rendered to us, but no employment agreement or compensation arrangement is currently in place. We will employ a number of outside consultants on an as needed basis. In the event we are successful at raising addition capital by the sale of equity, debt or pursuant to a possible joint venture and exploration activities increase, we may hire additional technical, operational or administrative personnel as appropriate. We are using and will continue to use the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Intangible Assets

AMCOR’s intangible assets are composed of various mining claims and mineral leases with third party entities, some of whom are related and others are independent.  See Obligations Under Material Contracts section below beginning on page 34 for details on the leases and mining claims held by AMCOR.

ITEM 1A.  RISK FACTORS

The securities described herein involve a high degree of risk. Interested persons should carefully consider, among others, the risk factors described below. As used in the Risk Factors, the term the “Company” when used in this “Risk Factors” section may refer to AMCOR or AMCOR Exploration, Inc. on a combined asset basis, based on the context of the language presented. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should carefully consider the various risks involved in investing in our shares, which include, among others, the following factors:

RISK FACTORS RELATED TO OUR NEW BUSINESS:

The leases on the mining properties that we have acquired with the closing of the Asset Purchase Agreement require us to make annual minimum advance royalty payments and to spend minimum annual amounts to work the properties.

Under the terms of four leases to mining properties we acquired from NAI on December 28, 2012 we are required to make minimum annual advance royalty payments in the amount of $10,000 per lease or an aggregate of $40,000 by the end of June 2013 and, in addition, we are required to expend resources in the aggregate amount of $100,000 by the end of June 2013 on the relevant mining properties. The minimum annual advance royalty payments and the work requirement expenditures increase during the next five years under each of the four leases. If we fail to make such payments or expenditures, the lessors may, under certain circumstances, terminate our leases.

We may be unable to obtain additional capital that we will require to implement our business plan, which could restrict our ability to grow.

We expect that our current capital and our other existing resources will not be sufficient and will only provide a limited amount of working capital and may not be sufficient to fund our continuing operations, our proposed exploration work and our planned growth.  We will require additional capital to continue to operate our business beyond the initial phase of development and to further expand our exploration and development programs to additional properties.  Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition and results of operations.

We may seek to sell additional equity or debt securities or obtain additional credit facilities.  Any additional capital raised through the sale of equity may dilute the ownership percentage of our stockholders.  This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity.  The terms of securities we issued in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of other derivative securities, and issuance of incentive awards under equity employee incentive plans, which may have a further dilutive effect.  The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations.  We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our planned operations going forward. Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including:

•

investors’ perception of, and demand for, securities of a U.S.-based mineral exploration company involved in the mining sector;

•

conditions of the U.S. and other capital markets in which we may seek to raise funds;

•

our future results of operations, financial condition, exploration results and cash flows; and

•

economic, political and other conditions in North America.

There is no assurance that we will be able to raise sufficient funding from the sale of our restricted common stock. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing. If we are unable to secure additional funding, we will cease or suspend operations. We have no plans, arrangements or contingencies in place in the event that we cease operations.

Future mine and/or claim acquisitions and future exploration, development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) may require a substantial amount of additional capital and cash flow.  We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes, which may adversely impact our financial condition.

Further, if gold and silver gas prices on the commodities markets decline, our revenues from the anticipated operations will decrease and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations.

No current production from our leased properties.

None of the properties we currently own, lease or control have any blocked out reserves. The term ore reserves is the calculated tonnage and grade of mineralization that be ascertain within specified accuracy limits of the valuable metal or mineral content of known deposits which may be extracted and processed at a profit under current economic conditions with present technology. The existence of mineralization can be classified as possible, probable and proven according to the level of confidence that can be placed in the data.

Strategic relationships upon which we may rely are subject to change, which may diminish our ability to conduct our operations.

Our ability to successfully acquire additional mining properties or abandoned mines with other third party companies or property owners will depend on developing and maintaining close working relationships with existing owners of groups of mining claims that are deemed to be exploration targets and abandoned mines that need to be re-evaluated under the new metals prices. Our ability to select and evaluate suitable properties of interest and to consummate transactions in a highly competitive environment will be critical to our long range success. These facts are subject to change and may impair our ability to grow and make prudent acquisitions in the future.

To continue to develop our business, we will endeavor to use the business relationships of our new management to identify, screen and enter into strategic relationships, which may take the form of leasing of other mining claims, joint ventures with other private parties and contractual arrangements with other operating exploration companies. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. Even if we are able to engage in joint ventures and enter into strategic investment relationships with existing operators, they may not be pursuant to terms and conditions that are favorable to us. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

We have no previous operating history in the exploration and mining industry, which may raise substantial doubt as to our ability to successfully develop profitable business operations.

We have no operating history in the exploration and mining industry. We are presently in the exploration stage of our business and have not commenced planned principal operations. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on any of our nine projects, or if such deposits are discovered, that we will enter into further substantial exploration programs.

Our business operations must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the mineral exploration and mining industry. We have not generated any substantial revenues to date. The five leased properties we now own are not currently in production and subject to completing some additional exploration and development work to ascertain if they contain commercial zones of mineralization. We have been primarily focused on fund raising activities for the express purpose of acquiring certain mineral rights and leases. There is nothing at this time on which to base an assumption that our business operations will prove to be successful in the long-term. Our future operating results will depend on many factors, including, but not limited to:

• our ability to raise adequate working capital;
• success of the development and exploration program conducted on our properties;
• demand for precious metals;
• the level of our competition;
• our ability to attract and maintain key management and employees; and
• the ability of our management to efficiently explore, develop and produce sufficient quantities of ore in the future from our properties.

To achieve profitable operations in the future, we are primarily dependent upon the management to define ore bodies, mine and mill commercial grade ore from the properties controlled by us. Our management needs to successfully execute on the factors stated above, along with continuing to develop strategies and make acquisitions of abandon mines that had historically significant production or mining claims that are deemed to be good exploration targets to potentially enhance our revenue after the mines are reevaluated or additional exploration has been completed in the geographic areas of interest. Despite our best efforts, our management and various outside consultants may not be successful in their exploration or development efforts or obtain required regulatory approvals on the property where we are entitled to mine and extract precious metals.

We will be highly dependent on our new Officers and Directors.

Frank H. Blair is our Chief Executive Officer and President, Gerald Frankovich is our Vice President and Dwight Weigelt is our Chief Financial Officer, Secretary, and Treasurer. Assuming these three individuals are the key officers and directors of our company, the loss of any of the three, upon whose knowledge, leadership and technical expertise we shall be relying on in the future, would harm our ability to execute our new business plan.

Our success will depend heavily upon the future contributions of the above three individuals, whose knowledge, leadership and technical expertise would be difficult to replace and impact our ability to retain and attract new or replacement technical and professional personal. If we were to lose their services, our ability to execute our new business plan would be harmed and we may be forced to cease operations until such time as we could hire a suitable replacement for them.

We have limited operating history upon which to evaluate our potential for future success.

The likelihood of our success must be considered in light of the risks and uncertainties frequently encountered by early stage companies like ours in an evolving market, such as unforeseen capital requirements, failure of market acceptance, failure to establish business relationships, and competitive disadvantages as against larger and more established companies. If we are unsuccessful in addressing these risks and uncertainties, our business will be materially harmed.

Our post-reorganization management team does not have extensive experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.

Our new management team has had very limited public company management experience or responsibilities, which could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws, including filing required reports and other information required on a timely basis. It may be expensive to implement and effect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations, and we may not have the resources to do so. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

Our lack of diversification will increase the risk of an investment in AMCOR, and our financial condition and results of operations may deteriorate if we fail to diversify.

Our new business will initially be in the mineral exploration industry and focus on nine projects leased or owned by us. Larger companies have the ability to manage their risk by diversification. However, we will lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile. If we cannot diversify or expand our operations, our financial condition and results of operations could deteriorate. Initially, we are solely dependent on the expertise of our management to conduct comprehensive exploration and evaluate the economic viability of our leased properties.

Certain of our existing stockholders have substantial influence over our company, and their interests may not be aligned with the interests of our other stockholders.

Mr. Frank H. Blair, our President and Chief Executive Officer, beneficially owns approximately 3,500,000 shares of our stock which represents approximately 4% of our outstanding voting securities. As a result, Mr. Blair has influence over our business, including decisions regarding mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

The lingering effects of the global financial crisis may significantly impact our business and financial condition for the foreseeable future.

The lingering effects of the credit crisis and related periodic turmoil in the global financial system may adversely impact our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have an impact on our flexibility to react to changing economic and business conditions. The economic situation could have an impact on the properties leased and controlled by us in that it may be impossible to secure additional capital to finance development of the properties. If capital is available to finance growth, it may not be on terms and conditions that are favorable to us and this may impact the shareholders of us in a negative way as it relates to dilution.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

We have an accumulated working capital deficit of $3,968,271 as of December 31, 2012, we have incurred a net loss of $3,641,573 and a net cash used in operating activities of approximately $112,989 for the year ended December 31, 2012 and have had no significant source of revenue.  The future of our company is dependent upon future profitable operations from the production of gold, silver and copper and the development of our mineral properties.  Our management will need to seek additional financing in the future. These conditions raise substantial doubt about our company’s ability to continue as a going concern.  Although there are no assurances that our plans will be realized, our management believes that we will be able to continue operations in the future.

Competition in obtaining rights to explore and develop gold and silver properties and abandoned mines in the future may impair our business.

The mining industry, property acquisition and exploration for commercial minerals and precious metals is highly competitive. Other mining companies may seek to acquire mineral leases and other properties in our area of interest. This competition is increasingly intense as prices of gold and silver on the commodities markets have increased in recent years. Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors. Competitors include larger companies which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own mining and milling operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we are unable to compete effectively or adequately respond to competitive pressures, this inability may materially adversely affect our results of operation and financial condition.

We may not be able to effectively manage our growth, which may harm our profitability.

Our strategy, which envisions expanding our business, is based in part on anticipated future income, of which there is no assurance. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure that we will be able to:

▪	meet our capital needs;
▪	expand our systems effectively or efficiently or in a timely manner;
▪	allocate our human resources optimally;
▪	identify and hire qualified employees or retain valued employees; or
▪	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and our financial results could be adversely affected by inefficiency, which could diminish our profitability.

RISKS RELATED SPECIFICALLY TO PRECIOUS METALS EXPLORATION AND THE MINING INDUSTRY

The imprecision of mineral deposit estimates may prove any resource calculations that we make to be unreliable.

Mineral deposit estimates and related databases are expressions of judgment based on knowledge, mining experience, geophysical surveys and analysis of drilling results and industry practices. Valid estimates made at a given time may significantly change when new information becomes available. By their nature, mineral deposit estimates are imprecise and depend upon statistical inferences, which may ultimately prove unreliable. Mineral deposit estimates included here, if any, have not been adjusted in consideration of these risks and, therefore, no assurances can be given that any mineral deposit estimate will ultimately be reclassified as reserves. If our exploration program locates a mineral deposit, there can be no assurances that any of such deposits will ever be classified as reserves.

We are sensitive to fluctuations in the price of gold and silver, which is beyond our control. The price of gold and silver is volatile and price changes are beyond our control.

The price of precious metals can fluctuate dramatically in a short period of time. The prices of gold and silver have been and will continue to be affected by numerous factors beyond our control. Factors that affect the price of gold and silver include the demand from consumers for products that use gold and silver, economic conditions, demand by industries that use gold and silver in the production of products, over supply from secondary sources and costs of production. Price volatility and downward price pressure, which can lead to lower prices, could have a material adverse effect the economic viability of our exploration targets.

The volatility of metals prices in general may adversely affect our exploration efforts.

If the prices of gold and silver decline, it may not be economically feasible for us to initiate any limited production or continue exploration on any of our leased or owned properties or to interest a joint venture partner in developing commercial production on one or more of our properties. We may make substantial expenditures for exploration or additional development of the property, which cannot be recovered if production becomes uneconomical. Gold and silver prices historically have fluctuated widely, based on numerous factors including, but not limited to:

1. industrial and jewelry demand;

2. market supply from new production and release of existing bullion stocks;

3. central bank lending, sales and purchases of gold;

4. forward sales of gold and silver by producers and speculators;

5. production and cost levels in major gold-producing regions;

6. rapid short-term changes in supply and demand because of speculative or hedging activities; and

7. macroeconomic factors, including confidence in the global monetary system; inflation expectations; interest rates and global or regional political or economic events.

Mineral exploration and prospecting is highly competitive and speculative business and we may not be successful in seeking available opportunities.

The process of mineral exploration and prospecting is a highly competitive and speculative business. Individuals are not subject to onerous accreditation and licensing requirements prior to beginning mineral exploration and prospecting activities, and, as such AMCOR, in seeking available opportunities, will compete with numerous individuals and companies, including established, multi-national companies that have substantially more experience and resources than our company. The exact number of active competitors at any one time is heavily dependent on current economic conditions; however, statistics provided by the AEBC (The Association for Mineral Exploration, British Columbia), state that approximately 1,000 mining companies operate in North America. Each one of these companies can be considered to be in competition with our company for mineral resources in North America. The Government of Canada at: http://mmsd1.mms.nrcan.gc.ca/mmsd/exploration/default.asp, reports that in 2006, $140.6 billion was spent in mineral exploration activities in British Columbia alone.

Because we may not have the financial and managerial resources to compete with other companies, we may not be successful in our efforts to acquire projects of value, which, ultimately, become productive. However, while we compete with other exploration companies for the rights to explore other claims, there is no competition for the exploration or removal of mineral from our claims by other companies, as we have no agreements or obligations that limit our right to explore or remove minerals from our claims.

Compliance with environmental considerations and permitting could have a material adverse effect on the costs or the viability of our projects. The historical trend toward stricter environmental regulation may continue, and, as such, represents an unknown factor in our planning processes.

All mining is regulated by the government agencies at the Federal, State and County levels of government in the United States. Compliance with such regulation has a material effect on the economics of our operations and the timing of project development. Our primary regulatory costs will be related to filing fees pertaining to the maintenance of 83 mining claims owned by us and the 154 claims we have leased from third parties, which were staked on Federal ground and securing all the necessary federal and state permits and licenses to explore and develop the mineral resources that may exist on the various properties leased by us. In the event a commercial ore would be discovered and defined on one or more properties we have under lease or the location of unpatented mining claims by us, obtaining new or expanded licenses and permits from government agencies before the commencement of larger scale mining program would be very expensive and time consuming. A comprehensive environmental impact study would be required to be undertaken on our property in order to obtain governmental approval to commence and conduct large scale mining on our property.

The possibility of more stringent regulations exists in the areas of worker health and safety, the dispositions of wastes, the decommissioning and reclamation of mining and milling sites and other environmental matters, each of which could have an adverse material effect on the costs or the viability of a particular project. Compliance with environmental considerations and permitting could have a material adverse effect on the costs or the viability of our projects.

We face substantial governmental regulation.

Because we have commenced small scale mining operations, we are subject to inspection and regulation by the Mine Safety and Health Administration of the United States Department of Labor ("MSHA") under the provisions of the Mine Safety and Health Act of 1977. The Occupational Safety and Health Administration ("OSHA") also has jurisdiction over safety and health standards not covered by MSHA.

Current Environmental Laws and Regulations could cause us to incur high costs and significant delays to our business plans.

We must comply with environmental standards, laws and regulations that may result in greater or lesser costs and delays depending on the nature of the regulated activity and how stringently the regulations are implemented by the regulatory authority. The costs and delays associated with compliance with such laws and regulations could stop us from proceeding with the exploration of the areas around the properties currently under lease to our company. Laws and regulations involving the protection and remediation of the environment and the governmental policies for implementation of such laws and regulations are constantly changing and are generally becoming more restrictive. We expect to make in the future significant expenditures to comply with such laws and regulations. These requirements include regulations under many state and U.S. federal laws and regulations, including the:

•

Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") which regulates and establishes liability for the release of hazardous substances;

•

the U.S. Endangered Species Act;

•

the Clean Water Act;

•

the Clean Air Act;

•

the U.S. Resource Conservative and Recovery Act ("RCRA");

•

the Migratory Bird Treaty Act;

•

the Safe Drinking Water Act;

•

the Emergency Planning and Community Right-to-Know Act;

•

the Federal Land Policy and Management Act;

•

the National Environmental Policy Act; and

•

the National Historic Preservation Act.

The United States Environmental Protection Agency continues the development of a solid waste regulatory program specific to mining operations such as ours, where the mineral extraction and beneficiation wastes are not regulated as hazardous wastes.

Some of our properties are located in a historic mining district with past production and are deemed to be abandoned mines. We are exposed to liability, or assertions of liability that would require expenditure of legal defense costs, under joint and several liability statutes for cleanups of historical wastes that have not yet been completed.

Environmental Regulations.

Environmental laws and regulations may also have an indirect impact on us, such as increased costs for electricity due to acid rain provisions of the United States Clean Air Act Amendments of 1990. Charges by refiners to which we may sell any metallic concentrates and products have substantially increased over the past several years because of requirements that refiners meet revised environmental quality standards. We have no control over the refiner's operations or their compliance with environmental laws and regulations.

We could be subject to Environmental Liability.

We are subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste rock and materials that could occur as a result of our mineral exploration and production. To the extent that we are subject to environmental liabilities, the payment of such liabilities or the costs that we may incur to remedy environmental pollution would reduce funds otherwise available to us and could have a material adverse effect on our financial condition or results of operations. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. The potential exposure may be significant and could have a material adverse effect on us. We have not purchased insurance for environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) because it is not generally available at a reasonable price.

We will have to obtain Environmental Permits which could prove costly to our business and profitability.

All of our exploration activities are subject to regulation under one or more of the various State and Federal environmental laws and regulations in the U.S. Many of the regulations require us to obtain permits for our activities. We must update and review our permits from time to time, and are subject to environmental impact analyses and public review processes prior to approval of the additional activities. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have a significant impact on some portion of our business, causing those activities to be economically re-evaluated at that time.

Those risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capabilities. The posting of bonding in accordance with regulatory determinations is a condition to the right to operate under all material operating permits, and therefore increases in bonding requirements could prevent our operations from continuing even if we were in full compliance with all substantive environmental laws.

Mining and exploration activities are subject to extensive regulation by federal and state governments. Future changes in governments, regulations and policies, could adversely affect our results of operations for a particular period and our long-term business prospects.

Mining and exploration activities are subject to extensive regulation by many government agencies on all levels. Such regulation relates to production, development, exploration, exports, taxes and royalties, labor standards, occupational health, waste disposal, protection and remediation of the environment, mine and mill reclamation, mine and mill safety, toxic substances and other matters. Compliance with such laws and regulations has increased the costs of exploring, drilling, developing, constructing, operating mines and other facilities. Furthermore, future changes in governments, regulations and policies, could adversely affect our results of operations in a particular period and its long-term business prospects.

The development of mines and related facilities is contingent upon governmental approvals, which are complex and time consuming to obtain and which, depending upon the location of the project, involve various governmental agencies. The duration and success of such approvals are subject to many variables outside our control.

Potential Legislation.

Changes to the current laws and regulations governing the operations and activities of mining companies, including changes in permitting, environmental, title, health and safety, labor and tax laws, are actively considered from time to time. We cannot predict such changes, and such changes could have a material adverse impact on our business. Expenses associated with the compliance with such new laws or regulations could be material. Further, increased expenses could prevent or delay exploration projects and could, therefore, affect future levels of mineral production.

Exploration for precious metals is risky and may not be commercially successful, and the advanced exploration technologies to be used by consultants to be retained by us cannot eliminate exploration risk.

Our initial future success will depend on the data and results of our proposed exploration and the results of exploratory drilling and geophysical surveys. Precious metals exploration involves a high degree of risk. These risks are more acute in the early stages of exploration.

Expenditures on exploration and development may not result in establishment of ore reserves of commercially viable quantities of gold and silver ore. It is difficult to project the costs of implementing exploratory and development work due to the inherent uncertainties of drilling in search of certain geological structures, the costs associated with encountering various drilling conditions, changes in drilling plans and locations as a result of prior drilling and structural unconformities that may be encountered in the mine.

Our business will suffer if we cannot obtain or maintain necessary licenses.

The surface exploration on the leased properties will require licenses, permits, bonds and in some cases renewals of licenses and permits from various governmental authorities. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable governments, among other factors.  Our inability to obtain or our loss of or denial of extension of, any of these licenses or permits could hamper our ability to conduct exploration.

RISKS RELATING TO THE OWNERSHIP OF AMERICAN CORDILLERA MINING CORPORATION COMMON STOCK

Risks Relating to Low Priced Stocks.

Although our Common Stock is approved for trading on the OTC Bulletin Board, there has only been little if any trading activity in the stock. Accordingly, there is no history on which to estimate the future trading price range of the Common Stock. If the Common Stock trades below $5.00 per share, trading in the Common Stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-FINRA equity security that has a market price share of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in the Common Stock which could severely limit the market liquidity of the Common Stock and the ability of holders of the Common Stock to sell it.

When and if a trading market for our stock develops, the market price of our common stock is likely to be volatile, leading to the possibility of its value being depressed at a time when shareholders may want to sell your holdings.

The market price of our common stock can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

•

our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

•

changes in financial estimates by us or by any securities analysts who might cover our stock;

•

speculation about our business in the press or the investment community;

•

significant developments relating to our relationships with our consultants and out-sourced contracting companies which will be utilized for most of exploration services;

•

stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the mining industry;

•

customer demand for our products;

•

investor perceptions of the mining industry in general and our Company in particular;

•

the operating and stock performance of comparable companies;

•

general economic conditions and trends;

•

announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

•

changes in accounting standards, policies, guidance, interpretation or principles;

•

loss of external funding sources;

•

sales of our common stock, including sales by our directors, officers or significant stockholders; and

•

additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

Because we were a “shell company”, investors in our company will not be able to utilize Rule 144 to sell their shares until at least one year after we ceased to be a shell company, but will have to rely on our maintaining an effective registration statement to allow for resale of their shares.

The Shares issued to investors in AMCOR cannot be sold pursuant to Rule 144 promulgated under the Securities Act until one year after AMCOR ceased to be a shell company, which event was disclosed in the filing of a current report n Form 8-K on January 3, 2013. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted securities shares for at least six months, including persons who may be deemed “affiliates” of AMCOR, as that term is defined under the Securities Act, would be entitled to sell within any three month period a number of shares that does not exceed the greater of 1% of the then outstanding shares or the average weekly trading volume of shares during the four calendar weeks preceding such sale. Sales under Rule 144 are also subject to certain manner-of-sale provisions, notice requirements and the availability of current public information about AMCOR. A person who has not been an affiliate of AMCOR at any time during the three months preceding a sale, and who has beneficially owned his shares for at least one year, would be entitled under Rule 144 to sell such shares without regard to any volume limitations under Rule 144.

American Cordillera Mining Corporation was a shell company prior to filing its current  report on Form 8-K on January 3, 2013 disclosing that it had ceased to be a shell company and therefore a majority of its shareholders may not currently utilize Rule 144 to sell their shares. Rule 144 is not available for sales of shares of companies that are or have been “shell companies” except under certain conditions. AMCOR completed an asset acquisition and has removed its status as a shell company by filing the current report on Form 8-K. Shareholders are able to utilize Rule 144 one year after the filing of the Form 8-K on January 3, 2013, assuming it files the documents it is required to file as a reporting company. Investors in AMCOR whose shares have been registered in an effective and current registration statement will be able to sell their shares pursuant to said registration statement. They will not be able to rely on Rule 144 to sell their shares during the one year period after the filing of this Form 8-K changing our shell status if the registration statement’s effectiveness is not maintained on a temporary or permanent basis.

Limitation on Liability of Directors and Officers.

Our Articles of Incorporation includes provisions to eliminate, to the fullest extent permitted by Nevada General Corporation Law as in effect from time to time, the personal liability of directors of AMCOR for monetary damages arising from a breach of their fiduciary duties as directors. The Articles of Incorporation also includes provisions to the effect that AMCOR shall, to the maximum extent permitted from time to time under the law of the State of Nevada, indemnify any director or officer. In addition, AMCOR’s bylaws require us to indemnify, to the fullest extent permitted by law, any director, officer, employee or agent of AMCOR for acts which such person reasonably believes are not in violation of AMCOR’s corporate purposes as set forth in the Articles of Incorporation.

Potential Issuance of Additional Common and Preferred Stock.

AMCOR is authorized to issue up to 200,000,000 shares of Common Stock. To the extent of such authorization, our Board of Directors has the ability, without seeking stockholder approval, to issue additional shares of Common Stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional Common Stock in the future will reduce the proportionate ownership and voting power of the Common Stock offered hereby. AMCOR is also authorized to issue up to 10,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the Board of Directors. To the extent of such authorization, such designations may be made without stockholder approval. The designation and issuance of series of preferred stock in the future would create additional securities which would have dividend and liquidation preferences over the Common Stock offered hereby. In addition, the ability to issue any future class or series of preferred stock could impede a non-negotiated change in control and thereby prevent stockholders from obtaining a premium for their Common Stock. See “Description of Securities.”

No Assurance of a Liquid Public Market for Securities.

Although AMCOR’s shares of Common Stock are currently eligible for quotation on the OTC Bulletin Board and the Pink Sheets, there has been no significant market in such stock. There has been no long term established public trading market for the Common Stock, and there can be no assurance that a regular and established market will be developed and maintained for our stock. There can also be no assurance as to the depth or liquidity of any market for the Common Stock or the prices at which shareholders may be able to sell the shares.

Currently Not Approved for Trading on the DTCC System.

The Depository Trust and Clearing Corporation, through its subsidiary DTC, provides electronic clearing, transfer, settlement and information services for Pink Sheet and over-the-counter stocks. As of this date, we have not been approved for electronic trading using the DTC system. We have made application for eligibility to use the DTC system and are awaiting approval.

Volatility of Stock Prices.

In the event that a public market for our Common Stock is created, market prices for the Common Stock will be influenced by many factors and will be subject to significant fluctuations in response to variations in operating results of AMCOR and other factors such as investor perceptions of AMCOR, supply and demand, interest rates, general economic conditions and those specific to the industry, developments with regard to our activities, future financial condition and management.

The market price of our common stock is, and is likely to continue to be highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors, some of which are beyond our control, including:

▪

dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

▪	announcements of new mining property acquisitions, ore reserve discoveries or other business initiatives by our competitors;
▪	our ability to take advantage of new acquisitions, ore reserve discoveries or other business initiatives;
▪	fluctuations in revenue from our mining operation;
▪	changes in the market price for gold and silver and/or in the capital markets generally;
▪	changes in the demand for gold and silver, including changes resulting from the number of new mines going into production on a global basis;
▪	quarterly variations in our revenues and operating expenses;
▪	changes in the valuation of similarly situated companies, both in our industry and in other industries;
▪	changes in analysts’ estimates affecting our company, our competitors and/or our industry;
▪	changes in the accounting methods used in or otherwise affecting our industry;
▪	additions and departures of key personnel;
▪	announcements of technological and metallurgical innovations becoming available to the exploration and mining industry;
▪	possible industrial accidents or cave-ins that could cause closure of the one of our properties;
▪	fluctuations in interest rates and the availability of capital in the capital markets; and
▪	significant sales of our common stock, including sales by selling stockholders following the registration of shares under a prospectus.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operations and financial condition.

Our operating results may fluctuate significantly, and these fluctuations may cause the price of our common stock to decline.

Our exploration results will likely vary in the future primarily as a result of the information to be developed on our leased properties. Our operating expenses, expenses that we incur regarding investments in exploration and development programs with other partners, the prices of gold and silver in the commodities markets and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

Certain provisions of our Articles of Incorporation may make it more difficult for a third party to effect a change-of-control.

Our Articles of Incorporation authorize our Board of Directors to issue up to 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in our common stock.

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

Our officers own the computer equipment that we utilize.

Mineral Properties

AMCOR intends to conduct exploration for gold, silver and base metal deposits and mineral targets in; 1) the Coeur d’Alene Mining District of northern Idaho; 2) in the Quartz Creek Mining District of western Montana; 3) in the Connor Creek Mining District of eastern Oregon; 4) in the Kootenai ARC district in Idaho; 5) the Judith-Moccasin Mining District in central Montana; and 6) the Toroda Creek -Wauconda and Republic Mining Districts in northern Washington. Our strategy is to explore for gold, silver and base metal deposits primarily in the Coeur d’Alene Mining District, a world class mining district and other known districts, by forming joint ventures with other companies who will potentially earn their interest in the property by contributing cash. Revival of operations in old districts can be easily justified on the basis of increases in prices of metals in the last decade.

Several important corporate priorities set by AMCOR management are expressed by the choice of these abandon mines, exploration projects, and prospects. There are certain priorities that may contribute to the strategic advantages to AMCOR’s operations, as well as advantages in efficiencies, economy, and cost savings. These priorities are: (1) the properties be valuable for gold or silver for the purpose of leveraging future returns from the current prices of these metals; additional metal values also known to be present in several of these properties would represent added value; (2) emphasize work in select mining districts in order to leverage operational experiences, similar geology and knowledge bases peculiar within a district; (3) assemble operations within hauling distance to operating custom mills in view of establishing future toll milling agreements; and (4) operate in areas within reasonable commute distance to AMCOR’s base of operations.  Tables 1 and 1A on the following page  summarize these operational and knowledge advantages.  The emphasis for locating of projects in known mining districts is important because other mining prospects within the same districts are also available from time to time for evaluation and/or acquisition.

Table – Characteristics of and operational or knowledge advantages listed for our projects

Name	Mining District	Gold	Silver	Copper-Lead-Zinc	Number of Targets	Type Mine	Custom Mill Nearby
Quartz Creek	Quartz Cr.	√			9 to 13	SU, placer	√
Bodie	Republic	√	√		3	SU, UG	√
Monitor-Richmond-CopperAge	Coeur d’Alene	√	√	√	1	UG	√
Vienna	Coeur d’Alene		√	√	1	UG	√
Bayhorse	Connor Creek		√	√	1+	SU, UG	√
Golden Plum North Moccasin	Judith	√	√	√	3	UG	√
McKinley				√	1	UG	√
Box & McNally		√	√		1	UG	√

SU-surface UG-underground

Table 1A

Name	Past Producer	Resource Known	Proximity to other Mines	AMCOR Management Past Experience	Large Database Available	Private landholdings available	Pre-1955 unpatented mining claims
Quartz Creek	√		√	√	√		√
Trout Creek	√		√	√	√		√
Bodie	√	√	√	√	√	√
Monitor-Richmond	√	√	√	√	√		√
Vienna	√	√	√	√	√		√
Bayhorse	√	√		√	√	√	√
Golden Plum North Moccasin	√	√	√	√	√		√
McKinley	√	√		√
Box & McNally	√			√	√	√

Monitor - Richmond – Copper Age Mines

AMCOR holds a leasehold interest in this property pursuant to a lease with NALLC which it has an option and joint venture agreement with Archean Star, Inc.  See Obligations Under Material Contracts section below.

History and Previous Exploration/Development Efforts

The Monitor-Richmond-Copper Age Mines are adjacent properties and are all past producers of copper with minor amounts of gold and silver. These 20 unpatented lode mining claims cover nearly 400 acres and are located along the eastern edge of the Coeur d’Alene Mining District which has produced over 1.1 billion ounces of silver, 8.5 million tons of zinc and substantial amounts of lead, copper and gold. (Brian G. White, Mining Engineering July-Dec. Vol. 50, August 1998) The Monitor was discovered in 1891 and mined until a fire in 1910 destroyed the above ground facilities of all three mines. The Monitor claims lay dormant until 1940 when they were purchased by Day Mines in a tax sale. Hecla Mining Company acquired Day Mines in the 1980’s and traded the patented claims for federal land around their Lucky Friday Mine. The claim patents were then vacated and the area reverted to public domain. Subsequently Northern Adventures LLC located the 20 unpatented mining claims and leased them to NAI, who subsequently assigned its lease interest to AMCOR.

Geology

The Monitor-Richmond-Copper Age Mines have been developed within a complex system of mineralized veins and intrusives within the favorable Precambrian Belt Super group Wallace and St. Regis Formations. This development includes a 700 foot shaft and 5 drifts running east and west along the vein at 100 feet intervals. Over 700 feet of drifting was accomplished on four levels where the vein ranged from 10 feet to 15 feet. The crosscut to the vein on the 700 level did not intersect the hanging wall of the vein and this indicates a potentially greater vein width than reported in the upper levels. This widening of the vein is typical of the other vein systems in the Coeur d’Alene district.

Ore mined and milled from the various levels between 1881 and 1910 produced 1,500 tons of concentrate containing 15% copper and 0.247 oz/ton gold and sold to the Tacoma Smelter. Recent geochemical analysis surveys on the Monitor Mine property found elevated levels of cobalt and nickel.  The Monitor vein has only been preliminarily tested by the early mining efforts. The vein outcrop can be traced for approximately 2,000 feet on the surface. Drifts at 100 foot intervals to 400 feet level of the 700 foot shaft produced ore from only 110 feet to 300 feet along the drifts. In 1920’s a 5,000 foot crosscut was driven to intersect the Monitor vein at the 1700 foot level. Based upon the ore produced prior to 1910, the areas mined to produce that ore, doubling at depth at the 1920 crosscut elevation and when compared to the geological features of other mines in the Coeur d’Alene District there exists a possibility of commercial mineralization. The Monitor vein is along the Placer Creek Fault, a regional structure that contains the Coeur, Galena and Caladay mines. These mines are currently operating approximately four miles west of the Monitor along the same regional structure.

Bayhorse Mine

AMCOR holds a leasehold interest in this property pursuant to a lease with Bayhorse Silver Mine LLC.  See Obligations Under Material Contracts section below.

History and Previous Exploration/Development Efforts

The Bayhorse Silver Mine composed of 21 unpatented and three patented claims (480 acres) operated from 1920-1925. Underground development consisted of a 500 foot drift that was driven on a mineralized structure. The drift followed the vein up approximately 80 feet and a large stope was excavated. In 1983, Cash Industries ran a drift on the same level as the stope, 485 feet in to the excavated area. Sunshine Mining Company and Homestake Mining Company conducted exploration on the property until from 1980-1984. The property has been dormant since 1984.

Production records show dry ore shipments to both the Bunker Hill Smelter and the Tacoma Smelter.  Tacoma reported a total of 203 tons of ore received between June 1920-April 1924, with average returns of 33.8 oz/ton silver (Ag) and 1.02% copper (Cu).  The Bunker Hill Smelter handled the bulk of ore shipped from the Bayhorse Mine from 1920-1925; 4,692 and 1,595 tons of ore were shipped to Bunker Hill, with 138,710.97 ounces of silver recovered, showing an average of 29.56 oz/ton.  Ore shipment records from 1984 showed 5,088 tons of ore shipped, but no average grades were recorded.

Geology

The Bayhorse Silver Mine is situated on a mineralized portion of a heavily faulted series of volcanic rocks. The lithologies range from coarse grain andesite to fine grain rhyolite with various intrusives. The mineralized zone occurs in both the highly silicified portion of the andesitic member and in small fractures in the hard, flinty rhyolite. The ore body is generally tabular to trough-like in shape and is transversed by veinlets and stringers of an arsenic rich variety of tetrahedrite, tennantite. There is silver, lead and zinc associated with and combined with copper, arsenic, and vanadium rich minerals, rather than the more common association with galena and sphalerite.. The body of mineralization is bounded by fine grained fault gouge on all four sides, as well as the top and bottom, indicating that the ore exists as a structurally bound segment of an original body of rock. It  has not been determined if the ore existed pre faulting and is present in the continuation of the lithologic units, however, the degree of impermeability of the fault gouge is such that it would seem to preclude secondary, post movement mineralization.

The distribution of mineralization on the Bayhorse Silver Mine is controlled by three main faults, along with numerous secondary planes of movement. Earlier reports indicated that the northern extent of the mineralized zone terminates against a thick, gouge zone extending to a maximum of 5 feet.

Proposed Future Exploration – Phase I

Phase I is a recommended program that would consist of implementing an orientation survey, for soil and rock geochemistry and geophysics.  To determine viable methodology of operations, geologic mapping and sample geochemistry under the recommended exploration plan would be carried out over the entire property utilizing early stage core drilling. This proposed work is designed to accurately assess the property to determine if there exists the possibility of a massive sulfide deposit and to determine if further work as outlined in Phase II is necessary and determine which techniques of data acquisition are appropriate for the Bayhorse Property. An attempt will be undertaken to reopen the underground working for purposes of examination, mapping and sampling.

Orientation survey over surface of known mineralized zone and outcrops – Phase II

The proposed orientation survey would establish a working grid system, which will allow for accurate data acquisition, as well as provide the initial geochemical and geophysical data to determine which methodology is applicable; a) mapping; b) geochemical surveys; c) geophysical evaluation; d) detailed geologic mapping on surface and open underground rock units and structure including additional rock geochemistry testing; f) Soil geochemical testing of property; g) grid soil sample and assay1000 soil samples total distance of 26 line miles.  Predicated on these results, the decision will be made with regard to a comprehensive diamond drilling program.

Golden Plum Claims - North Moccasin Property

AMCOR owns these mining properties directly, with no leasehold obligations.

History and Previous Exploration/Development Efforts

The Golden Plum property is located in the North Moccasin Mountains, Fergus County, Montana, near Lewistown. The property consists of 26 unpatented claims (520 acres).

1893 to 1943

The Central Montana Alkaline Province received a fair amount of gold exploration in the 1890s, with the first discovery in the North Moccasins about 1893. Little production from the prospects in the mountain range was completed till the early 1900s, when vat leaching cyanide was introduced into the milling circuits. The mining and milling was restricted to the east flank of the mountain in the Kendall Mining District. Total production from the district between 1893 and 1922 reportedly reached 450,000 ounces of gold and 46,500 ounces of silver. There was only intermittent production till 1943 yet the Kendall District was overwhelmingly the largest producer in all of Fergus County. The total for the entire North Moccasin region is estimated to be 2,133,772 tons of ore averaging 0.238 gold (Au) oz/ton and 0.024 Ag oz/ton. These values are attributed to mining along the strike and down dip eastward along the Madison Limestone and syenite porphyry contact. This zone of economic contact mineralization included the Kendall, Barnes King, Muleshoe and Horseshoe mines that are located along a strike length of 9,000 feet.

1960 to 1993

A list of companies that evaluated the perimeter of the North Moccasin gold mines along the intrusive and limestone contact includes:

-Duval Corporation – 1968;

-Golden Cycle – 1971;

-GeoSurveys – 1972 – 1976;

-Coastal Mining Company – 1976 – 1977;

-Gold Fields – 1979 – 1982; and

-Canyon Resources and Kendall Mining began a JV mining program on the old Judith Gold property in 1987 and continued till 1997.

Mine production came from the gold deposits in the karst sinkhole system of the Kendall-type gold deposits that contained Tertiary hydrothermal brecciation introduced along pre-existing fracture zones. The introduction of the Merrill-Crowe processing plant technology greatly improved the recovery of the micron size gold. It should be noted here that no native gold was found within the deposits mined.

The Tertiary gold mineralization in the sub-alkalic to alkalic intrusive complex exposed in the core area of the North Moccasin Mountains uplift resulted in an estimated $3.5 million dollars (2012 dollars) being expended on gold exploration between 1979 to 1993. This period of activity was completed by:

-Rexcon Incorporated 1979 -1980;

-H&R Properties 1981 – 1982 (Hecla/Rexcon JV);

-Chevron 1983;

-Utah International 1984 -1985;

-Cominco American Resources 1987 – 1989; and

-CR Kendall/Cominco American Joint Venture 1989 – 1993

All of the exploration in the uplifted mountain core was oriented toward establishing bulk minable gold deposits. Primary targets were a number of crosscutting volcanic vents identified within the intrusive core. AMCOR’s interest in the North Moccasins in 2012 is due to the increased price of gold and silver, combined with the availability of historical technical and scientific data avail to us.

In 1981, the property was drilled on a Joint Venture basis between H & R Properties and Hecla Mining Company (Rexcon Joint Venture). The drilling program consisted of 15,000 ft and assaying was done every five feet. The diamond drilling program resulted in the discovery of several strong gold-mineralized zones; 1) 40 ft of 0.174 oz/ton Au; 2) 80 ft of 0.077 oz/ton Au; and 3) 5 feet of 0.95 oz/ton Au. The speculative open pit potential resulting from this initial drilling totaled 1.8 million tons of 0.1 to 0.2 oz/ton Au. The underground potential confined only to vent-filled clastics is estimated at .4 million tons of 0.1 to 0.3 oz/ton Au. At a depth of 2,000’ drilling indicated another potential of 1.0 million tons of 0.1 to 0.5 oz/ton Au. In addition to the mineral zones defined in this early program, there exists an open pit potential of another several million tons in the area referred to as Gold Ridge. In addition to the gold mineralization described above, drilling encountered 340 ft. of 0.005 oz/ton Au and a 100 ft. zone of 0.019 oz/ton Au. There exits the potential for a large stratabound vent-filled deposition at the Plum Gold property. Previous drilling by H & R Properties and Hecla Mining Company also defined a potential molybdenum reserve estimated up to 5.0 million tons of 0.1 to 0.5% Mo at a depth of 500 ft under Heller Ridge.

Geology

The North Moccasin Mountains is another isolated, laccolith-type mountain range within the Central Montana Alkalic Province. A substantial felsic laccolithic intrusion produced a domed structure approximately 6 miles in diameter and over 7,000 feet in altitude. Erosion of the uplifted, thick sequence of Cambrian to Tertiary sedimentary and volcanic rocks formed the current altitudes within the 3-½ mile diameter core of that range from 4,600 feet to 5,800 feet and reflects the erosion of approximately 1,700 feet from the exposed dome of the laccolith core. The base of the laccolith is not exposed; however, the incidence of a Cambrian Flathead quartzite that suggests a complex basal geometry.

Over several years of state-of-the-art gold-silver exploration in the igneous core of the North Moccasins Mountains has identified at least five separate areas of interest that have received specific exploration attention. Syenite to quartz latite porphyries comprise the major rock types within the intrusive core, which is also cut by several breccia pipes, tuff-filled vents, brittle zones or crackle breccia zones and major, north, northwest, and northeast trending structures. A number of radial faults and ring structures cut the flanking areas outside the sedimentary-intrusive contact on the dome. All of the rock types and superimposed structure are intimately related to the late Tertiary gold mineralization. Many dikes, sills and plugs intrude the core and the bounding sedimentary rock units.

Proposed Future Exploration – Phase I

Due to much better understanding of the structural influence on the host rocks of the gold mineralization indicates that there is a possibility of developing a large, high grade vein system deeper in the igneous core of the Golden Plum property. It is strongly recommended that deep probe geophysical methods be used to evaluate the subsurface. There are newly developed geophysical instruments that combine the use of induced polarization to investigate sulfide mineral content and passive magnetotelluric sounding to map geologic units by their resistivity contrasts. This deep-probe IP is capable of imaging to +/- 5,500 ft depth during the day and followed by use of magnetotelluric work accomplished at night.

Completion of 4 or 5, two-mile long lines on a 9 square mile grids would cover all of the most interesting structurally controlled surface gold mineralization on the property.

Additional surface exploration should be considered during the recommended subsurface program. Prior to implementation of the deep probe survey the traverse lines must be established by AMCOR. This will entail clearing and establishing 5 to 7, 10,000 foot lines with location stakes every 100 feet. From 9 miles to 13 miles of deep probe traverse lines would be established. Our objective, subject to securing additional capital, of which there is no assurance would be use the lines to further define the geology and collect additional rock and soil samples in areas not previously explored in the North Moccasin intrusive core. The established and surveyed traverse lines will also make sighting of future drill holes accessible considering use of the existing road network.

Vienna Property

AMCOR holds this mining property subject to leases.  See Obligations Under Material Contracts section below.

History and Previous Exploration/Development Efforts

The Vienna Mine consists of 18 unpatented claims covering nearly 360 acres and is located along the projection of the Coeur d’Alene Mining District (aka “Silver Belt”). Present exploration development and mining within the Silver Belt is edging eastward from the original discoveries at the Sunshine Mine past the Coeur, Galena and Caladay a projection of about 10 miles to the Vienna Mine.

Prior to the formation of the Vienna International Company in 1906 and their development until 1916 there is very little information available.  Only minor production has been reported.  A 1927 report mentions concentrates with 70% lead and 35 ounces of silver per ton had been milled.

Vienna International completed a total 1,565 feet of development in 3 tunnels. Tunnel No.3 level contained a 90 foot raise, 125 foot shaft and 30 feet of drifting from the shaft bottom. Historical reports indicate that his may have been to locations where the ore that was milled and concentrates were derived from. Three prospective vein systems have been defined within the Vienna Mine Claims.

Geology

Vienna Vein

The mineralized outcrop of the Vienna vein can be traced for 600 feet on the surface. Projections of this N80 W trending, vertical to 85 N dip can be inferred to give a strike length of an estimated 1,500 feet. The width of the vein increases from 6 feet at the surface to 15 feet in width at 300 foot level. The vein is characterized by oxidized sulfides in a siderite gangue and also contains tetrahedrite, galena, pyrite and arsenopyrite. Tetrahedrite is the dominant silver mineral in the Coeur d’Alene Mining District. Historical reports indicate that gold assays were found from the surface down to the 300 foot level. Tunnel No.1 values of 0.30 oz/ton Au, Tunnel No.2 0.20 oz/ton Au to 0.85 oz/ton Au with a high of 2.25 oz/ton Au and confirmed by dump samples of 0.68 oz/ton Au and 0.30 oz/ton Ag.  Other sampling in Tunnel No.2 found values range from 0.14 to 0.19 oz/ton Au with a high of 1.20 oz/ton Au.  Tunnel No.3 has been closed since 1926, but gold values in the 0.60 oz/ton Au range have been reported. An old report mentions an un-oxidized sample assayed 7.20 oz/ton Ag in the raise between tunnels 3 and 2. Silver values are low in the oxidized portion of the veins and this is typical elsewhere in the Silver Belt mines.

Cross Vein

As the name implies the Cross Vein cuts N80 W trending toward Vienna Vein at N60 E and is exposed in tunnels 2 and 3. The vein ranges in width from 1.5 feet to 2 feet and is comprised of siderite with narrow stringers of tetrahedrite. A Cross Vein sample contained 0.025 oz/ton Au, 0.15 oz/ton Ag and 0.35 % Cu.

International Vein

Exposure of the International Vein is located on the International Claim north of Tunnel No.2. A shaft and short tunnel here indicate some development.  A recent bulk sample from the old discovery cut contained 0.26 oz/ton Au, and 0.41 oz/ton Ag.

Other Vein Systems

Three other vein systems are inferred on the claim block. All three occurrences have been explored by short adits. Continued surface exploration mapping and sampling could reveal additional and important vein structures.

Proposed Future Exploration – Phase I

Phase I is a recommended program that would consist of implementing an orientation survey, for soil and rock geochemistry and geophysics, for the express purpose of defining the known veins out along the strike of the veins and to attempt to ascertain if these mineralized structure continue to depth. To determine viable methodology of operations, geologic mapping and sample geochemistry under the recommended exploration plan would be carried out over the entire property utilizing early stage core drilling to define one or more veins. This proposed work is designed to accurately assess the property to determine if further work outlined in Phase II is necessary, and determine which techniques of data acquisition are appropriate for the Vienna property.

Orientation survey over surface of known mineralized zone and outcrops – Phase II

The proposed orientation survey would establish a working grid system, which will allow for accurate data acquisition, as well as provide the initial Geochemical and Geophysical data to determine which methodology is applicable; a) mapping; b) geochemical surveys; c) geophysical evaluation; d) detailed geologic mapping on surface and open underground rock units and structure including additional rock geochemistry testing; f) Soil geochemical testing of property; g) grid soil sample and assay 500 soil samples total distance of 10 line miles;

Quartz Creek and Trout Creek

AMCOR holds a leasehold interest in this property pursuant to leases with NALLC.  See Obligations Under Material Contracts section below.

History and Previous Exploration/Development Efforts

The district, known primarily for its placer deposits, encompasses Cedar, Quartz and Trout Creeks, rising near the crest of the northward extension of the Bitterroot Mountain range. The creeks flow northeastward to enter the Clark Fork River above Superior (Sahinen 1935).

The placers were first claimed in 1869 by French Canadian Louis A. Barrette, and have seen continuous production since then. By 1935 the district had yielded at least $2,000,000 in gold and perhaps as much as $10,000,000. Annual output between 1869 and 1935 ranges from $1,000 to $50,000, with recovery primarily through sluicing and hydraulicking. A connected-bucket dredge was reported to have operated in 1912, and some shaft, drift and limited lode mining has been done. The gold was transported from Superior, a station on the Northern Pacific and the Chicago, Milwaukee and St. Paul Railroads (Rowe 1911; Sahinen 1935).

The gold recovered from the placers was considered to be exceptionally rich, ranging from $19.75 to $20.45 with a standard price of $20.67 per ounce. In 1875 it was reported that the various drifts were yielding as high as $300 to a set of timber, and that about $50,000 in gold was recovered each year from 1871 to 1873. The fineness was reported as ranging from .950 to .982 (Sahinen 1935; Lyden 1948). Each of the creeks has several notable tributaries for which some information is available.

Oregon Gulch and Snowshoe Gulch have both been significant producers along Cedar Creek. In 1875, one company on Snowshoe Gulch grossed $9,200 in 10 weeks with nine men. The net profit for the owners was $4,600, with an additional two to three thousand dollars stolen from the sluices. Windfall Creek, a tributary of Trout Creek, is considered to be the largest producer of placer gold in the district. The "Miller Ground" claim on Windfall Creek was reported to have yielded gold valued at $150,000 by 1919. Tucker Gulch is an important tributary of Quartz Creek, although production along Quartz Creek probably did not exceed $100,000 (Lyden 1948).

The initial rush on Cedar Creek, especially on Oregon Gulch was so great that a hundred miners staked out 200 claims within six months of the initial discoveries in 1869. Mining camps arose and were abandoned quickly as the focus of placering shifted around the district. The population of the district rose upwards of 10,000 by some estimates. In 1870, Forest City, on Cedar Creek itself, reached a population of 7,000 and was a wholesale commercial center for many towns in the area including Missoula. The success of the district prompted publication for three years of "The Missoula and Cedar Creek Pioneer" newspaper. The paper was then moved to Missoula and its name changed to the Missoulian (Smith 1899; Rowe 1911b; Lyden 1948; Wolle 1963).

The gold is recovered from stream and bench gravels located along the three creeks and their tributaries. The gold originates from veins associated with igneous dykes crosscutting the northward extension of the Bitterroots. Chalcopyrite is the principal ore material, and also carries copper and silver in small amounts (Sahinen 1935).  The Quartz Creek Property and the adjacent Trout Creek properties comprise a total of 95 unpatented mining claims (1,900 acres), and are located within the favorable Wallace Formation of the Belt Super Group rocks. The area is a highly productive placer district with reported totals of approximately 879,000 oz of gold. The Quartz Creek and Trout Creek Properties collective encompass the potential lode source for the placer workings. Outcrop sampling has returned grades of .05 to as high as 1.0 oz/ton gold. The mineralization is defined as occurring within fractures and in veinlets within the fractured Wallace rocks. The property is located within a historically productive gold district. The aim of this project is to attempt to locate, define and exploit the lode source responsible for the prolific placer deposits.

Geology

Two distinct exploration targets have been identified as; the brecciated siltites of the Wallace Formation, and Mesozoic to Tertiary aged gabbroic to dioritic dikes and sills. Gold in the Wallace Formation is shear/fault zone hosted and is present as associated with quartz and hematite with small pyrite occurrences. The presence of extensive placer workings adjacent to the brecciated Wallace rocks is suggestive of a lode source of significant size and potential. The intrusive hosted quartz-gold veins are considered to be a smaller tonnage potential of medium to high grade.

The Quartz Creek Property entails the potential lode source for a historic placer gold district that has produced approximately 879,000 oz of Gold. The combination of geology, placers, and soil geochemistry indicate the presence of gold mineralized structures sampling and field work has indicated gold grades hosted within the highly favorable brecciated siltite of the Middle Wallace Formation, which warrant continued exploration and development. The deposit, as outlined by previous investigators, indicates samples of 0.04 across 1000-foot widths. Potential exists for low gold deposits along a 3-mile area as outlined and evaluated by the Montana State Bureau of Mines and Geology. Three major placers lead to the lode discovery, with one alone producing 879,000 ounces gold as reported to US Mint. Ground positions are being increased with bulk tonnage testing anticipated by our company in 2013.

Proposed Future Exploration

Two geologist from the Montana Bureau of Mines and Geology conducted extensive field work over a 6 year period and identified six zones of gold mineralization warranting exploration advancement. These six identified zones will be further evaluated by us by structural mapping, trenching and bulk sampling. At such time as the work conducted by the Montana Bureau of Mines has been confirmed, we will engage in a drilling program to evaluate these six zones at depth.

Bodie Project and Toroda Creek Property

AMCOR holds a leasehold interest to three of the ten Washington State mineral prospecting leases covering this property and the remaining seven mining leases were assigned to Kinross Gold USA, Inc. and 27 unpatented mining claims have been leased to Kinross Gold USA, Inc.  See Obligations Under Material Contracts section below.

History and Previous Exploration/Development Efforts of the Toroda Creek-Wauconda Mining District

The Bodie Mining Company owned 27 unpatented claims covering nearly 540 acres located in what is now called the Toroda Creek-Wauconda Mining District in Okanogan County Washington and was organized in 1902 to expand development of the original location. Under the leadership of C.M. Fassett of Spokane, a ten-stamp mill was erected that used mercury amalgamation and straight-leach cyanidation (Chamberlain, 1936). Early production mined near-surface zones of high-grade ore containing as much as 20 ounces per ton (opt) gold. Initial milling practice yielded marginal recoveries, leading to several turnovers in management and ownership. The first period of mining ended in 1916, prior to the start of World War I. During this period, the mine changed hands four times: Bodie Mining Co. (1902–1907), Bodie Mining and Transportation Co. (1907–1909), Duluth-TorodaMining Co. (1910–1912), and Toroda Development Co. (1915–1916).

Moore (1934) reported that approximately 15,000 tons were mined during this 14-year period, with a value of about $130,000 with gold held at $20.67 per ounce. Two companies, Cary Mining and Development Co. and Blue Stem Mining Co., leased or purchased the property between. 1916 and 1922, but no production is reported in these years. Chamberlain (1936) stated that the mine was shut down until 1934, at which time Northern Gold Corp. began operations when the price of gold increased to $35 per ounce. Northern Gold rebuilt the mill in 1935, increased throughput to 70 tons per day (tpd), and added a trial flotation circuit that was suspended after only six months use. Recoveries were not completely successful until 1938 when cyanidation and a revised flotation circuit were added. Northern Gold ceased mining and milling operations in 1941 after the War Production Board issued Government Order L-208 closing industries considered nonessential during World War II, but remained active on the property until 1945. The company mined approximately 50,000 tons, valued at $280,000, until shut down. As many as 40 miners and mill men had been employed during Northern Gold’s stewardship, working three shifts per day (Moen, 1980).

A number of companies engaged in mineral exploration and sampling in the district when price of gold escalated in the late 1970s and early 1980s: Vieco Resources, Ltd., Vancouver, B.C. (1974); Malabar Mines, Ltd. (1980); Noranda Exploration, Inc., and Western Land and Resources, Inc. (1982); Freeport Exploration Co., Inc. (1984); and Crown Resource Corp. (1984, 1987).

Geology

The Bodie and Toroda Creek properties lie within the Klondike Mountain volcaniclastic unit of Tertiary age within the Toroda Creek graben, a major north trending feature lying parallel and to the west of the Republic graben structure which contains the Knob Hill and several other historically productive gold mines. Several volcanic units of intrusive, extrusive flow and volcaniclastic rock types fill both grabens. The middle member of the Klondike Mountain formation appears to be the best host for gold mineralization. Lithologies vary from light and dark andesite flows, volcanic breccia and conglomerate to argillite and tuffaceouss units associated with hematite.

The Bodie vein structure intrudes a wide zone of hydrothermally altered and silicified, multi-lithic breccia and vein which forms an impressive backbone of a ridge over 7000 feet long, aligned in a north-south direction. This topographic ridge reflects the silica flooded breccia and spine of the Bodie mineralized structure. Gold mineralization in the Bodie district is similar in age as the epithermal (50-200 °C ) hot springs type gold deposits found in the Republic Mining District and the Knob Hill mine. Although the brecciated rocks contain widespread gold mineralization, historical mining operations have concentrated on a persistent vein up to 22 feet wide.  The Bodie vein contains a series of thin porcelain-like quartz stringers or veinlets separated by narrow bands of highly altered andesite and dacite. Moen (1980) reported that the precious metal mineralization in the district occurs as “dust-sized particles”. The only readily identifiable sulfide mineral is finely disseminated pyrite that is pervasive, both in the vein and the breccia. Propylite, sericite, and kaolinite are important alteration products; there is also widespread silica flooding. We do not own or control the patented claims where the original Bodie mine is located, our holdings are to the South and North and extend for several thousand feet along the strike of the zone on which the Bodie mine sits. We believe that this existing gold mineralization is extensive and due to certain geological features, there may not be surface expressions of gold mineralization in several areas of interest. Our primary interest is to explore the extensions of the Bodie vein and areas of extensive brecciation, alteration and quartz flood which are present on our leases and claims.

Box Claims

AMCOR owns these claims directly, with no leasehold obligations.

History and Previous Exploration/Development Efforts

The Box property consists of 15 unpatented mining claims covering approximately 300 acres. The property is located in Steven County, Washington. There are numerous old workings on the property, none of which are accessible. There was no known or reported historical production from this property

Geology

The formations on this property consist of altered latite bisected by diorite porphyry and aplitic dikes. There are numerous old working on the property. There are surface expressions of contacts between the dikes and limestone that exhibit pyrite and chalcopyrite mineralization. In addition to these contact zones, there are several fracture zones up to 100 feet in width that also exhibit pyrite and chalcopyrite mineralization with values in gold.

Proposed Future Exploration

Future exploration will be directed at the extensive fracture zones which carry values in gold. These fracture zones will be geologically mapped on the the surface and tested using rock chip geochemistry and assaying. Additional exploration orientated at defining the size and location of these fracture zones will undertaken utilizing MagIVLF, SP and IP Surveys over the entire property to determine viable methodologies of operations and possible locations for early-stage core drilling. This work will accurately assess the property to determine if further work is justified and determine which techniques of data acquisition are appropriate for the project. Additionally, due to the extensive silicification in the fracture zones, which is associated with gold mineralization, we intend to conduct extensive trenching on our property. Future exploration will also be directed at evaluating the extensive skarn zones that are present on our holding.

McKinley Claims

AMCOR owns these claims directly, with no leasehold obligations.

History and Previous Exploration/Development Efforts

The McKinley property comprises 15 unpatented mining claims covering approximately 300 acres. The property is located in Stevens County, Washington. The claim blocks surround a core group of patented claims. The eastern patented mining claims, which are the core of the claims are owned by a private individual who we are currently in negotiations with. The McKinley-McNally prospect is a gold bearing skarn deposit emplaced within a highly reactive carbonaceous metasedimentary sequence. The area surrounding the property is the site of several prospects, which are oriented with the contact between the limestone and an intrusive diorite. The density and distribution of prospects indicate a highly mineralized zone that warrants continued development.

Previous production on the McKinley-McNally Property included limited gold extraction and shipment of ore to the Trail smelter in British Columbia; however, no production or shipping records exist. Previous exploration on the property was carried out by Orient Mining Company in agreement with Bunker Limited Partnership in the early 1990’s, Western Land and Resources in the late 1980’s, and other companies going back to the late 1800’s. Underground workings adjacent to the property total approximately 1000 feet. The largest adit is on the Rabbitfoot-Butte workings and extends 600 ' north. It was intended to intersect a massive sulphide skarn zone. Further to the east a second adit extends 200 toward the same target. Extensive surface trenches and small open pits exist across the area. At the center of the MK Claim group is the Kettle River Mine. There is not much data on the mines operation or production; however, previous work and a visit to the site in early 2008 indicate a vein up to 10 feet in width was mined. No access to the underground workings was attempted. The surface trenching and prospects are positioned along Tertiary age intrusives parallel to sub parallel to the productive Kettle River Mine vein. Drilling in the early 1980’s by Newmont Mining encountered a large alteration zone of talc that had inferred reserves in excess of ten million tons. This non-metallic zone of talc will be further evaluated by us.

Geology

The McKinley-McNally prospect is a near surface massive sulphide skarn deposit which represents significant development and extraction potential. The extent of prospects and historic production indicate that the mineralization is widespread, most notably within the favorable carbonate bearing skarn sequences, and secondary intrusive bodies. These members are up to several thousand feet along strike, and up to hundreds of feet in width. Gold values to several thousand ppb have been recovered from the area. The McKinley prospect is located within a complex geologic setting, and is composed of favorable lithologies, which have returned positive gold values historically. The secondary structure of interest is a quartz vein in a limestone replacement, which is reported to be an average of 8 feet in width (Huntting 1956). Based upon historic development and favorable indicators of mineralization, it is considered that exploration and developments of the property needs to be expanded and the mineralized structures and veins evaluated along the strike of these known structures.

Proposed Future Exploration

An orientation survey will be implemented for soil and rock geochemistry and geophysics, geologic mapping and sample geochemistry will be undertaken over the entire property to determine viable methodologies of operations and possible locations for early-stage core drilling. This work will accurately assess the property to determine if further work outlined in Phase II is necessary and determine which techniques of data acquisition are appropriate for the Bodie project. Additionally, due to the extensive silicification which is associated with gold mineralization in the skarn zones, we intend to conduct extensive trenching on our property. Future exploration will also be directed at evaluating the extensive skarn zones that are present on our holding.

Obligations Under Material Contracts

We currently have five mineral properties leased from third parties and an option to acquire mineral prospecting and leases from the State of Washington, plus 27 unpatented mining claims. Below is a summary of the financial obligations, terms and conditions of each of the five leases.

Bayhorse Mine

The date of our mining lease with Bayhorse Silver Mine LLC is June 26, 2012. The term of the lease on the 3 patented and 21 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, mined, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start up of ore production are expected to commence within one year. The initial consideration for the lease was a cash payment of ten thousand ($10,000) dollars. Annual minimum advanced royalties will be due the Lessor on the following basis. We are required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.

There is a work requirement of ten thousand ($10,000) during the first year of the lease for the benefit of the property and during the second and third year the amount increases to fifty thousand ($50,000) dollars per year. The lease calls for a sliding scale royalty payment to the property owner based on the Net Smelter Return (“NSR”). The below is a schedule of the royalty payments due in the event the property is placed into production at some future date, of which there is no assurance.

Value Per Ton	NSR
$200/per ton or less	2%
More than $201/ton up to $300/ton	3%
More than $301/ton up to $400/ton	4%
More than $401/oz up to $1000/ton	5%
More than $1001/per	6.5%

Vienna Mine

The date of our mining lease with Martin Clemets is June 26, 2012. The term of the lease on 18 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketd on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start up of ore production are expected to commence within one year. The initial consideration for the lease was a cash payment of five thousand ($5,000) dollars. Annual minimum advanced royalties will be due the Lessor on the following basis. We are required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.

There is a work requirement of twenty thousand ($20,000) during the first year of the lease for the benefit of the property and during the second and third year the amount increases to fifty thousand ($50,000) dollars per year and seventy five thousand ($75,000) each year thereafter. The lease calls for a sliding scale royalty payment to the property owner based on the Net Smelter Return (“NSR”). The below is a schedule of the royalty payments due in the event the property is placed into production at some future date, of which there is no assurance.

Value Per Ton	NSR
$200/per ton or less	2%
More than $201/ton up to $300/ton	3%
More than $301/ton up to $400/ton	4%
More than $401/oz up to $1000/ton or higher	5%

Monitor-Richmond-Copper Age Mines

The date of our mining lease with Northern Adventures LLC is June 27, 2012. The term of the lease on 20 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start up of ore production are expected to commence within one year. The initial consideration for the lease was a cash payment of five thousand ($5,000) dollars. Annual minimum advanced royalties will be due the Lessor on the following basis. We are required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.

There is a work requirement of fifty thousand ($50,000) during the first year of the lease for the benefit of the property and during the second and third year the amount is also fifty thousand ($50,000) dollars per year and one hundred thousand ($100,000) each year thereafter. The lease calls for a sliding scale royalty payment to the property owner based on the Net Smelter Return (“NSR”). The below is a schedule of the royalty payments due in the event the property is placed into production at some future date, of which there is no assurance.

Value Per Ton	NSR
$200/per ton or less	2%
More than $201/ton up to $300/ton	3%
More than $301/ton up to $400/ton	4%
More than $401/oz up to $1000/ton	5%
More than $1001/per	6.5%

As a consequence of entering an agreement dated October 21, 2012 the lease with NALLC was amended and the above royal schedule modified and agreed to by all parties as outlined below:

Value Per Ton	NSR
$500/per ton or less	2%
More than $500 per ton	3%

Archean Star Resources Joint Venture Agreement

On February 5, 2013, we entered into a definitive Option Joint Venture Agreement with Archean Star Resources Inc. (ASR) pertaining to 20 unpatented claims leased by AMCOR pursuant to a Mining Lease with Northern Adventures, LLC.  On June 27, 2012, Northern Adventures, LLC originally entered into the Mining Lease with Northern Adventures, Inc., and AMCOR assumed the rights in that Mining Lease from Northern Adventures, Inc. pursuant to the Asset Purchase Agreement dated December 28, 2013.  The claims cover the Monitor-Richmond-Copper Age mines which were historic producers between 1900 and 1920.  As part of the transaction, AMCOR received 500,000 shares of ASR common stock and will receive an additional 500,000 shares of ASR common stock on the second and third anniversaries of the agreement, subject to ASR going forward with the agreement after year one.  ASR will assume the obligations of the underlying lease agreement and paid an up-front fee of $7,500 to AMCOR, in addition to $5,000 already received by AMCOR indirectly from ASR.

Under the terms of the agreement ASR can earn up to 80% ownership interest in the property lease by expending $2,100,000 over a three year period, with a minimum expenditure of $700,000 in year one of the option and JV agreement.  At such time as Archean expends $2.1 million in exploration and development it will earn an 80% ownership interest in the Lease.  AMCOR’s interest shall be a Carried Interest until such time as a Bankable Feasibility Study has been produced or a Decision to mine has been made, at which time a joint venture shall automatically be formed between the AMCOR and Archean, whereby AMCOR shall hold 20% of the joint venture interest and ASR shall hold 80% of the joint venture. In the event ASR and AMCOR do not execute a final agreement, the lease on the Monitor property will revert to the original terms and conditions.  A Carried Interest means that AMCOR is not required to contribute any capital or pay any costs related to exploration or development of the property until such time as the joint venture is formed.  A Bankable Feasibility Study is an independently audited document that analyses all technical and financial risks before the construction of mine including: capital costs, grades, permits, taxation, cash flow, strip ratio, politics, water, power, labor, revenues, royalties, metallurgy, milling and transport.

Quartz Creek

The date of our mining lease with Northern Adventures, LLC is June 26, 2012. The term of the lease on 37 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start up of ore production are expected to commence within one year.  The initial consideration for the lease was a cash payment of twenty five thousand ($25,000) dollars. Annual minimum advanced royalties will be due the Lessor on the following basis. We are required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.

There is a work requirement of twenty thousand ($20,000) during the first, second and third year of the lease for the benefit of the property and this amount increases to one hundred thousand ($100,000) dollars per year each year thereafter. The lease calls for a sliding scale royalty payment to the property owner based on the Net Smelter Return (“NSR”). The below is a schedule of the royalty payments due in the event the property is placed into production at some future date, of which there is no assurance.

Value Per Ton	NSR
$200/per ton or less	2%
More than $201/ton up to $300/ton	3%
More than $301/ton up to $400/ton	4%
More than $401/oz up to $1000/ton	5%
More than $1001/per	6.5%

Trout Creek

The date of our mining lease with Northern Adventures LLC is June 26, 2012. The term of the lease on 58 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start up of ore production are expected to commence within one year. The initial consideration for the lease was a cash payment of twenty five thousand ($25,000) dollars. Annual minimum advanced royalties will be due the Lessor on the following basis. We are required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.

There is a work requirement of fifty thousand ($50,000) during the first, second and third year of the lease for the benefit of the property and this amount increases to one hundred thousand ($100,000) dollars per year each year thereafter. The lease calls for a sliding scale royalty payment to the property owner based on the Net Smelter Return (“NSR”). The below is a schedule of the royalty payments due in the event the property is placed into production at some future date, of which there is no assurance.

Value Per Ton	NSR
$200/per ton or less	2%
More than $201/ton up to $300/ton	3%
More than $301/ton up to $400/ton	4%
More than $401/oz up to $1000/ton	5%
More than $1001/per	6.5%

Washington State Mineral Prospecting Leases—Bodie Project Toroda Creek-Wauconda Mining District-Kinross Gold USA, Inc

The terms and conditions for annual prospecting leases granted from the State of Washington require the expenditure of $3.00 per acre on prospecting or exploration on an annual basis during the term of the lease. The work conducted must be performed in such a manner as to contribute directly to the evaluation of the economic mineral potential of the leased property. As an alternative there is the option to make cash payment to the State in the amount of $3.00 per acre in lieu of the performance of prospecting work for up to, but not more than three (3) years during the term of the prospecting lease. In addition to the requirement to expend $3.00 per acre on prospecting and exploration on an annual basis, there is a requirement to pay the State of Washington an annual rental fee of $2.00 per acre for the first three years of the mineral prospecting lease and $3.00 per year for each subsequent year.  Pursuant to the assignment of the Washington State prospecting permit and leases to Kinross, all annual rental fees payable to the state of Washington and work requirements were assumed by Kinross, as detailed below.

Kinross Mining Lease and Assignment

On April 5, 2013 we exercised an option to acquire three mineral leases located in Okanogan County, Washington, pursuant to an Option to Purchase Mineral Leases between Hydro Imaging, Inc. and Northern Adventures, Inc. (NAI) entered into on June 25, 2012 and amended on December 7, 2012, which option was transferred to us on December 28, 2012 by NAI pursuant to an Asset Purchase Agreement.  The original option was granted by HydroImaging, Inc (Hydro), a private company owned solely by David Boleneus, currently a member of our board of directors, to NAI on June 25, 2012.  Under the terms of the original option Hydro granted the right to acquire ten leases granted by the Department of Natural Resources for the State of Washington totaling 4,583.76 acres and 27 unpatented mining claims located in the Toroda Creek-Wauconda Mining district in Okanogan country in the State of Washington for the payment of an exercise price of $10,000.

An amendment to the Option to Purchase Mineral Leases on December 7, 2012 provided Hydro the authority to enter into an Mining Lease and Assignment agreement with Kinross Gold USA, Inc. (Kinross), as an alternative to transferring the ten leases and subject to Hydro executing an agreement with Kinross.  As an alternative to acquiring the ten leases and pursuant to the amendment, AMCOR was also granted an option to acquire all right, title and interest in any agreement reached between Kinross and Hydro.  On February 28,  2013, Hydro concluded a Mining Lease and Assignment agreement with Kinross transferring seven of the ten mineral leases totaling 2,934.56 acres and a lease on 27 unpatented mining claims located in Okanogan County, Washington.  The seven state leases were transferred from Hydro to Kinross and approved by the State of Washington on March 27, 2013.  Pursuant to the terms of the Kinross agreement, Kinross will assume all of the underlying obligations, annual rental expenses, and work requirements related to the seven leases and 27 unpatented mining claims.  The remaining three state mining leases totaling 1,649.2 acres will be transferred from Hydro to AMCOR, subject to approval from the Department of Natural Resources for the State of Washington.

Under the terms of the Mining Lease and Assignment agreement Kinross will pay AMCOR production royalties as follows:  a 1% net smelter return royalty on all minerals extracted from the area covered by the 7 leases and a 2.5% net smelter return royalty on all minerals extracted from the area covered by the 27 unpatented mining claims.  The amount of royalties to be paid (both production royalties and advance royalty payments) are capped at $3 million per lease.  Kinross will also pay advance royalty payments in the aggregate amount of $1 million as follows:  $15,000 payable within 7 days of February 28, 2013, the effective date, $15,000 payable within 15 days of the effective date, $40,000 payable on February 28, 2014, $50,000 payable on February 28, 2015, and thereafter the annual advance royalty payment is to increase by 5% per year up to a maximum annual payment of $100,000.  The obligation to pay the advance royalty payment shall cease once an aggregate of $1 million has been paid.  Advance minimum royalty payments shall be creditable against the production royalties.  The production royalty payments for Minerals produced from the state leases shall be capped at $3,000,000 for each of the seven leases, including any advanced royalty payments to be offset.  Kinross also undertakes to make such payments and undertake such other actions necessary to maintain the seven state mining leases and the unpatented claims in effect and good standing.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any legal proceedings and there are no material pending legal proceedings of which we are aware.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public market for our common stock.  Our common stock, par value $.001, has never been traded on the OTC bulletin board any national exchange or other formal public exchange quotation medium.  There is no trading market for our common stock at present and there has been no trading market to date.

As of December 31, 2012 there were approximately 69 holders of record of our common stock before calculating individual participants in security position listings pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934. Our transfer agent is Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

Since our company’s inception in July of 1996, we have never paid cash dividends to the holders of the common stock.  We presently intend to retain future earnings, if any, to finance the expansion of our business and we do not anticipate that any cash dividends will be paid in the foreseeable future.  Our future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Recent Sales of Unregistered Securities; Use of Proceeds From Unregistered Securities

On January 17, 2012, we sold 920,000 shares of common stock in a private placement to three accredited unrelated individuals, for $46,000 ($0.05 per share). Upon closing of the private placement, there were no fees, commissions, or professional fees for services rendered in connection with the private placement. The placement was arranged and undertaken by the officers of our company. The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On March 29, 2012, we sold 500,000 shares of common stock in a private placement to an accredited unrelated individual, for $25,000. Upon closing of the private placement, there were no fees, commissions, or professional fees for services rendered in connection with the private placement. The placement was arranged and undertaken by the officers of our company. The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On October 26, 2012, we entered into definitive agreements relating to the private placement of $10,000 of its securities through the sale of 200,000 shares of its common stock at $0.05 per share to an accredited investor. Upon closing of the private placement, there were no fees, commissions, or professional fees for services rendered in connection with the private placement. The placement was arranged and undertaken by the officers of our company. The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On November 30, 2012, we entered into sixteen definitive agreements relating to the conversion of $486,000 debt and $44,167 of accrued interest at the rate of $.05 per share before December 31, 2012.

On December 11, 2012, we entered into definitive agreements relating to the private placement of $10,000 of its securities through the sale of 200,000 shares of its common stock at $0.05 per share to an accredited investor. Upon closing of the private placement, there were no fees, commissions, or professional fees for services rendered in connection with the private placement. The placement was arranged and undertaken by the officers of our company. The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On December 14, 2012, we entered into definitive agreements relating to the private placement of $7,500 of its securities through the sale of 150,000 shares of its common stock at $0.05 per share to an accredited investor. Upon closing of the private placement, there were no fees, commissions, or professional fees for services rendered in connection with the private placement. The placement was arranged and undertaken by the officers of the Company. The private placement of these securities was exempt from registration under pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On December 28, 2012, AMCOR issued a total of 10,541,568 shares of restricted common stock in exchange for the conversion of debt in the principal amount of $486,000 and accrued interest which was $41,078 as of November 30, 2012, to seventeen promissory note holders who agreed to the conversion to take place before December 31, 2012. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act, as amended. The purchasers of the shares were provided with copies of our Form 10-K for the year ending December 31, 2011 and filed on March 30, 2012, our Form 10-Q for the quarter ended March 31, 2012, our Form 10-Q for the quarter ended June 30, 2012, and our Form 10-Q for the quarter ended September 30, 2012. We reasonably believe that the recipients, immediately prior to issuing the shares in exchange of loans made to us, had knowledge and experience in financial and business matters and were sophisticated and capable of evaluating the merits and risks of the investment. The recipients had the opportunity to speak with our officers and directors prior to their investment decisions.

On December 28, 2012, AMCOR issued 71,500,000 shares of common stock to Northern Adventures, Inc. pursuant to an Asset Purchase Agreement which involved, in part, the exchange of debt in the amount of $382,500 and accrued interest in the amount of $30,564, which was applied as partial consideration for the purchase of the mining assets, and the issuance of the 71,500,000 shares of our common stock to NAI. These shares will be subsequently broken down by NAI and issued pro-rata to their stockholders as a dividend. The issuance of the shares to Northern Adventures, Inc. will be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The shareholders of NAI will be provided with copies of our Form 10-K filed on March 30, 2012 and our Form 10-Q for the quarter ended September 30, 2012 filed on November 19, 2012, our Form 10-Q for the quarter ended June 30, 2012 filed on August 20, 2012 and a copy of our definitive Schedule 14-C and all 8-Ks filed during 2012. In addition they each will sign investor representation letters indicating that they are sophisticated investors who have the experience and resources to assess the valuation of the transaction and undertaking not to sell their shares without an applicable exemption from registration.

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

Corporate Background

American Cordillera Mining Corporation or AMCOR, was incorporated on July 23, 1996, under the laws of the State of Nevada for the purpose of acquiring, importing, marketing, and selling valuable antiquity and art items of Asian origin.

Since our inception to December 31, 2012, we have generated minimal revenue from our distribution and sales business, while incurring a loss of approximately $3,968,271 since inception.  Because we were unable to develop our Asian art and antiquities business into a financially viable business, the Board of Directors decided to redirect our business and to acquire mineral properties, leases on mineral properties and mining claims from Northern Adventures, Inc., a private Nevada corporation.

On December 28, 2012, AMCOR, AMCOR Exploration, Inc. a wholly owned subsidiary of American Cordillera Mining Corporation, Northern Adventures, LLC, and Northern Adventures, Inc. entered into an Asset Purchase Agreement to assign all right, title, and interest of specific NAI owned assets to AMCOR Exploration, with NAI shareholders, on a post acquisition basis, will hold a controlling 80.5% interest in American Cordillera Mining Corporation  The Asset Purchase Agreement was executed on December 28, 2012 by issuing restricted common stock as consideration to Northern Adventures, Inc. and the exchange of certain promissory notes from Northern Adventures LLC detailed in the Asset Purchase Agreement.  Under the terms of the Asset Purchase Agreement, AMCOR exchanged loans to NALLC in the amount of $382,500 including additional accrued interest and issued NAI 71,500,000 shares of restricted common stock as a total consideration for the assets acquired.  With the issuance of the 71,500,000 shares to NAI for transferring to its shareholders as a dividend, they own the controlling interest in AMCOR.

The Asset Purchase Agreement related to the acquisition of:  1) all right, title and interest in five existing mineral leases consisting of 154 unpatented claims and 3 patented claims; 2) ownership of 83 unpatented mining claims; and 3) the transfer of all right, title and interest to an Option to Purchase Mineral Leases agreement relating to ten mineral leases granted by the State of Washington covering 4,664 acres of land and 27 unpatented mining claims.  On December 6, 2012, the Option to Purchase Mineral Leases was amended between all the parties to the option agreement, Hydro Imaging, Inc., NAI and AMCOR.  The amended option agreement speaks to the possibility of a large company entering into an agreement with HydroImaging, Inc., the owner of the prospecting rights and future leases; and the claims, in which case AMCOR would still exercise the existing option pursuant to the same terms and conditions, the only material difference being that it would then acquire all right, title and interest in the agreement between HydroImaging and the unrelated third party company, as compared to acquiring the prospecting rights and future leases directly.  HydroImaging, Inc. is owned by David Boleneus, one of our directors.  See Subsequent Events below for a detailed description of the Mining Lease and Assignment agreement entered into with Kinross USA Gold, Inc relating to the ten mineral leases and 27 unpatented mining claims.

At December 28, 2012 a total of $44,167 of interest had accrued on the convertible promissory notes with an aggregate principal amount of $486,000.  All of these convertible promissory notes and the accrued interest on each note were converted to shares of restricted common stock at $.05 per share, as of December 28, 2012.

Plan of Operations

AMCOR intends to conduct exploration for gold, silver and base metal deposits and mineral targets in; 1) the Coeur d’Alene Mining District of northern Idaho; 2) in the Quartz Creek Mining District of western Montana; 3) in the Connor Creek Mining District of eastern Oregon; 4) in the Kootenai ARC district in Idaho; 5) the Judith-Moccasin Mining District in central Montana; and 6) the Toroda Creek, Wauconda and Republic Mining Districts in northern Washington.  Our strategy is to explore for gold, silver and base metal deposits primarily in the Coeur d’Alene Mining District, a world class mining district and other known districts, by forming joint ventures with other companies who will potentially earn their interest in the property by contributing cash.  Revival of operations in old districts can be easily justified on the basis of increases in prices of metals in the last decade.

Several important corporate priorities set by AMCOR management are expressed by the choice of these abandoned mines, exploration projects, and prospects.  There are certain priorities that may contribute to the strategic advantages to AMCOR’s operations, as well as advantages in efficiencies, economy, and cost savings.  These priorities are: (1) the properties be valuable for gold or silver for the purpose of leveraging future returns from the current prices of these metals; additional metal values also known to be present in several of these properties would represent added value; (2) emphasize work in select mining districts in order to leverage operational experiences, similar geology and knowledge bases peculiar within a district; (3) assemble operations within hauling distance to operating custom mills in view of establishing future toll milling agreements; and (4) operate in areas within reasonable commute distance to AMCOR’s base of operations.  The emphasis for locating of projects in known mining districts is important because other mining prospects within the same districts are also available from time to time for evaluation and/or acquisition.

We plan to structure our operations in such a way as to keep our capital expenditures and administrative expenses to a minimum.  Overhead and staff will be kept to a minimum and the majority of operational duties will be outsourced to consultants and independent contractors.  We currently have no employees, but we expect to eventually hire three to five employees, commensurate with the development of our business and the availability of additional capital from the future sale of common stock, of which there is no assurance.  We believe that most operational responsibilities can be handled by the officers and directors, and through the working partnership of other consultants.  Two of our officers may draw salaries in the future, Frank H. Blair, our President and CEO, and Dwight Weigelt, CPA, our Secretary, Treasurer and Chief Financial Officer.  Our other officers and directors may be retained on an as needed basis and will be paid an hourly rate of to be determined by the Board and reimbursed any out of pocket expenses.

We anticipate that any additional funding that we require will be in the form of equity financing from the sale of our restricted Common Stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our restricted Common Stock.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing. If we are unable to secure additional funding, we will cease or suspend operations.  We have no plans, arrangements or contingencies in place in the event that we cease operations.

We will focus our future business on evolving into a growth-orientated, newly reorganized, early stage, and independent mineral and precious metal exploration company engaged in the acquisition, exploration, exploitation and development of mineral and precious metal properties; focusing our activities in the western United States.  Through the recent acquisitions from NAI, AMCOR owns all, right, title and interest in 83 unpatented mining claims which make up four properties; 2) has the option to acquire certain mineral leases from the state of Washington covering 4,664 acres and 27 unpatented mining claims in Okanogan County; and 3) all right, title and interest in five existing mineral leases.

Our material financial obligations for the future will include our public reporting expenses, transfer agent fees, bank fees, lease payments due on mineral properties and other recurring fees, combined with any additional operating expense related to our new business.

During the next twelve months we plan to begin to engage in possible joint ventures and attempt to as well as seek financing opportunities to commence a growth plan that will include the acquisition of additional mineral exploration properties as well as the possibility of selling additional equity in the form of common stock.

To accelerate the development program we will attempt to engage in other joint venture programs that will take responsibility, both financially and in labor, of the capital costs of early exploration.  This economic strategy may allow us to utilize our own financial assets toward the exploration on our own properties and mineral leases.

Our future financial results will depend primarily on: (i) the ability to discover commercial quantities of precious or base metal on properties which we own or lease: (ii) the ability to continue to source and screen potential projects; (iii) the market price for precious metals; and (iv) the ability to fully implement our exploration and development programs on our nine projects, which is dependent on the availability of capital resources. There can be no assurance that we will be successful in any of these respects or that the prices of metals will be at a level allowing for profitable production, in the event we are able to define a commercial ore body, of which there is no assurance.

Results of Operations

Since AMCOR was formed on July 23, 1996, it has earned minimal revenues and has incurred an accumulated deficit since its inception of approximately $3,968,271 through December 31, 2012.  Results of operations for the year ended December 31, 2012, compared to the year ended December 31, 2011 are as follows:

Operating Expenses and Net Loss

Net cash used in operating activities during the year ended December 31, 2012 was $112,989 as compared to net cash used in operating activities during the year ended December 31, 2011 of $115,301.  The decrease was primarily due to an increase in professional fees paid.  For the year ended December 31, 2012, we reported a net loss of $3,641,573 compared to a net loss of $102,536 during the year ended December 31, 2011.  The increase in the net loss in 2012 was primarily due to an impairment loss of $3,503,500 related to the change in the estimated fair value of our mineral rights.  We incurred operating expenses of $128,573 in the year ended December 31, 2012 and $98,364 in the year ended December 31, 2011.  This is an increase of $30,000, primarily attributable to land consulting fees in 2012 of $31,259.

Revenues

We had no sales revenue in the fiscal year ended December 31, 2012 compared to minimal sales revenue of $2,500 in 2011.  The lack of revenue is attributable to the change in business focus of the company in 2012.  Our cost of goods sold was $0 for the year ended December 31, 2012, and was $2,500 for the prior fiscal year.

Liabilities

At December 31, 2012 we had total liabilities of $44,726 compared with $353,280 at December 31, 2011.  The decrease was due to the fact that on December 28, 2012, AMCOR issued a total of 10,541,568 shares of restricted common stock in exchange for the conversion of debt in the amount of $486,000 and accrued interest in the amount of $44,167.  Of the $44,726 in total liabilities, $30,226 was accounts payable, mostly payable to our independent auditor, $13,858, and a mineral mining consulting company, $12,259.

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

Our cash in the bank at December 31, 2012 was $10,051.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities and loans. On December 28, 2012, AMCOR issued a total of 10,541,568 shares of restricted common stock in exchange for the conversion of debt in the amount of $486,000 and accrued interest which was $41,078 as of November 30, 2012.  At December 31, 2012 our total liabilities were $44,726.  Of these liabilities, $14,500 are from notes payable, with $10,500 in convertible notes payable.  A $10,000 loan on December 31, 2012, with 8% interest per annum and convertible to common shares at $0.05 per share was due on January 31, 2013.  This loan was reduced by $2,500 on February 12, 2013 and the balance of $7,500 remains outstanding and the maturity date has been extended to June 30, 2013.  Four other non-interest bearing loans remain outstanding at December 31, 2012, in the aggregate principal amount of $4,500 and are due on June 30, 2013.  A $500 loan included in this principal amount is convertible to common stock at $0.05 per share.  After the closing of the Asset Purchase Agreement on December 28, 2012 which involved, in part, the exchange of debt in the amount of $382,500 and accrued interest in the amount of $30,564 through November 30, 2012, which was applied as partial consideration for the purchase of the mining asset.  In addition, we issued 71,500,000 shares of our common stock to NAI, which will be broken down and subsequently transferred to the shareholders of NAI as a dividend.

Our recent cash burn rate in our operations over year 2012 has been approximately $11,500 per month.  We expect that that cash burn rate to remain constant over the next quarter.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past May 2013.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital to repay loans, generate sufficient revenue, or receive further loans on an as needed basis, we will have to curtail or cease our operations.  The loans to Northern and the accrued interest were exchanged for common stock on December 28, 2012.

We believe that we could experience negative operating cash flow for the foreseeable future.  At December 31, 2012, we had outstanding liabilities of $44,726 of which $30,226 was due to accounts payable and $14,500 in notes payable.  If our outstanding convertible and non-convertible loans are not repaid before June 30, 2013 and our convertible debt is not converted to equity before June 30, 2013 and we cannot repay this debt on the maturity date, we will be required to ask for extensions from the lenders or engage in another equity offering to provide capital to repay the debt.  If the lenders do not convert their debt to equity and we cannot raise further capital through and equity offering, there is a high probability that the company would become insolvent and could potentially go out of business.

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

Going Concern

Our independent public accountants have included explanatory paragraphs in their report on our financial statements for the years ended December 31, 2012 and 2011, which express substantial doubt about our ability to continue as a going concern.  As discussed in Note 3 of our financial statements included with this 10-K, we have suffered recurring losses from operations since inception and have an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies and Estimates

Please see Note 2 of the financial statements.

Subsequent Events

Archean Star Agreement

On February 5, 2013, we entered into a definitive Option and Joint Venture agreement with Archean Star Resources Inc. (ASR) pertaining to 20 unpatented claims leased by AMCOR pursuant to a Mining Lease with Northern Adventures, LLC.  On June 27, 2012, Northern Adventures, LLC originally entered into the Mining Lease with Northern Adventures, Inc., and AMCOR assumed the rights in that Mining Lease from Northern Adventures, Inc. pursuant to the Asset Purchase Agreement dated December 28, 2013.  As part of the transaction, AMCOR received 500,000 shares of ASR common stock and will receive an additional 500,000 shares of ASR common stock on the second and third anniversaries of the agreement, subject to ASR going forward with the agreement after year one.  ASR will assume the obligations of the underlying lease agreement and paid an up-front fee of $7,500 to AMCOR.  Under the terms of the agreement ASR can earn up to 80% ownership interest in the property lease by expending $2,100,000 over a three year period, with a minimum expenditure of $700,000 in year one of the agreement.  AMCOR’s interest shall be a Carried Interest until such time as a Bankable Feasibility Study has been produced or a Decision to Mine has been made.

Kinross Agreement.

On April 5, 2013 we exercised an option to acquire three mineral leases located in Okanogan County, Washington, pursuant to an Option to Purchase Mineral Leases between Hydro Imaging, Inc. and Northern Adventures, Inc. (NAI) entered into on June 25, 2012 and amended on December 7, 2012, which option was transferred to us on December 28, 2012 by NAI pursuant to an Asset Purchase Agreement.  We also acquired Hydro Imaging’s rights in a Mineral Lease and Assignment agreement with Kinross Gold USA, Inc.  The original option was granted by HydroImaging, Inc (Hydro), a private company owned solely by David Boleneus, currently a member of our board of directors, to NAI on June 25, 2012.  Under the terms of the original option Hydro granted the right to acquire ten leases granted by the Department of Natural Resources for the State of Washington totaling 4,583.76 acres and 27 unpatented mining claims located in the Toroda Creek-Wauconda Mining district in Okanogan country in the State of Washington for the payment of an exercise price of $10,000.

On February 28,  2013, Hydro concluded the Mining Lease and Assignment agreement with Kinross concerning seven of the ten mineral leases totaling 2,934.56 acres and a lease on 27 unpatented mining claims located in Okanogan County, Washington.  The seven state leases were transferred from Hydro to Kinross and approved by the State of Washington on March 27, 2013.  Pursuant to the terms of the Kinross agreement, Kinross will assume all of the underlying obligations, annual rental expenses, and work requirements related to the seven leases and 27 unpatented mining claims.  The remaining three state mining leases totaling 1,649.2 acres will be transferred from Hydro to AMCOR, subject to approval from the Department of Natural Resources for the State of Washington.

Under the terms of the Mining Lease and Assignment agreement Kinross will pay AMCOR production royalties as follows: a 1% net smelter return royalty on all minerals extracted from the area covered by the 7 leases and a 2.5% net smelter return royalty on all minerals extracted from the area covered by the 27 unpatented mining claims.  The amount of royalties to be paid (both production royalties and advance royalty payments) are capped at $3 million per lease.  Kinross will also pay advance royalty payments in the aggregate amount of $1 million as follows:  $15,000 payable within 7 days of February 28, 2013, the effective date, $15,000 payable within 15 days of the effective date, $40,000 payable on February 28, 2014, $50,000 payable on February 28, 2015, and thereafter the annual advance royalty payment is to increase by 5% per year up to a maximum annual payment of $100,000.  The obligation to pay the advance royalty payment shall cease once an aggregate of $1 million has been paid.  Advance minimum royalty payments shall be creditable against the production royalties.  The production royalty payments for minerals produced from the state leases shall be capped at $3,000,000 for each of the seven leases, including any advanced royalty payments to be offset.  Kinross also undertakes to make such payments and undertake such other actions necessary to maintain the seven state mining leases and the unpatented claims in effect and good standing.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS

To the Board of Directors and Stockholders

American Cordillera Mining Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of American Cordillera Mining Corporation  as of December 31, 2012, and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2012 and from inception of the exploration stage (December 28, 2012) to December 31, 2012.  American Cordillera Mining Corporation management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  American Cordillera Mining Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012, and from inception of the exploration stage (December 28, 2012) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3, the Company has a history of operating losses, has limited cash resources, and its viability is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MartinelliMick PLLC

Spokane, Washington

April 15, 2013

AMERICAN CORDILLERA MINING CORPORATION
AN EXPLORATION STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

December 31,
2012	2011
ASSETS
CURRENT ASSETS
Cash	$ 10,051	$ 15,040
Prepaid expenses	4,382	-
Northern Adventures Note Receivable	-	230,417
Total Current Assets	14,433	245,457

Mineral Property	484,564	-

TOTAL ASSETS	$ 498,997	$ 245,457

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 30,226	$ 4,191
Accrued expenses	-	6,000
Accrued interest payable	-	12,089

Convertible notes payable	10,500	331,000
Notes payable	4,000	-

Total Current Liabilities	44,726	353,280

TOTAL LIABILITIES	44,726	353,280

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 10,000,000 shares authorized,
$0.001 par value; no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized, $0.001 par value;
88,742,679 and 4,731,111 shares issued and outstanding, respectively	88,743	4,731
Additional paid-in capital	4,333,799	214,144
Accumulated deficit prior to exploration stage	(462,504)	(326,698)
Accumulated deficit during the exploration stage	(3,505,767)	-
Total Stockholder's Equity (Deficit)	454,271	(107,823)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 498,997	$ 245,457

The accompanying notes are an integral part of these financial statements.

AMERICAN CORDILLERA MINING CORPORATION
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
			For the Period from
	Years Ended December 31,		December 28, 2012 to
	2012	2011	December 31, 2012
SALES	$ -	$ 2,500	$ -

COST OF GOODS SOLD	-	2,500	-

GROSS PROFIT	-	-	-

EXPENSES
Marketing	777	81	-
Rent	3,600	3,600	-
General and administrative	4,181	5,692	8
Professional fees	88,826	88,991	2,259
Land consulting	31,259	-	-
TOTAL EXPENSES	128,642	98,364	2,267

LOSS FROM OPERATIONS	(128,642)	(98,364)	(2,267)

OTHER INCOME (EXPENSE)
Interest income	22,647	7,917	-
Interest expense	(32,078)	(12,089)	-
Loss on impairment	(3,503,500)	-	(3,503,500)
TOTAL OTHER INCOME (EXPENSE)	(3,512,931)	(4,172)	(3,503,500)

INCOME (LOSS) BEFORE INCOME TAXES	(3,641,573)	(102,536)	(3,505,767)

INCOME TAXES	-	-	-

NET INCOME (LOSS)	$ (3,641,573)	$ (102,536)	$ (3,505,767)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$ (0.52)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
SHARES OUTSTANDING, BASIC AND DILUTED	6,946,721	4,358,234

The accompanying notes are an integral part of these financial statements.

AMERICAN CORDILLERA MINING CORPORATION
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Accumulated	Deficit
				Deficit Prior	Accumulated
			Additional	to	During the	Total
	Common Stock		Paid-in	Exploration	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Stage	Equity

Balance, December 31, 2010	3,911,111	$ 3,911	$ 186,964	$ (224,162)	$ -	$ (33,287)

Common stock issued for cash	820,000	820	27,180	-	-	28,000
Net loss for the period ended December 31, 2011	-	-	-	(102,536)	-	(102,536)

Balance, December 31, 2011	4,731,111	4,731	214,144	(326,698)	-	(107,823)

Shares issued for cash	1,970,000	1,970	96,530	-	-	98,500
Shares issued for mining asset	71,500,000	71,500	3,503,500	-	-	3,575,000
Shares issued for conversion of notes payable - 12/28/12	10,541,568	10,542	519,625	-	-	530,167
Net loss for the period ended December 31, 2012	-	-	-	(135,806)	(3,505,767)	(3,641,573)

Balance, December 31, 2012	88,742,679	$ 88,743	$ 4,333,799	$ (462,504)	$ (3,505,767)	$ 454,271

The accompanying notes are an integral part of these financial statements.

AMERICAN CORDILLERA MINING CORPORATION
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
			For the Period from
	Years Ended December 31,		December 28, 2012
	2012	2011	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,641,573)	$ (102,536)	$ (3,505,767)
Loss on impairment	3,503,500	-	3,503,500
Adjustments to reconcile net loss to net cash provided (used) by operations			-
Decrease (increase) in inventory	-	3,755	-
Decrease (increase) in prepaid expenses	(4,382)	-	-
Decrease (increase) in interest receivable	32,078	(7,917)	-
Increase (decrease) in accrued expenses	(6,000)	500	-
Increase (decrease) in accounts payable	26,035	(16,963)	2,259
Increase (decrease) in interest payable	(22,648)	12,089	-
Increase (decrease) in commissions payable	-	(4,229)	-
Net cash used by operating activities	(112,989)	(115,301)	(8)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in Northern Adventure notes receivable	(160,000)	(222,500)	-
Net cash used by investing activities	(160,000)	(222,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	98,500	28,000	-
Proceeds from convertible notes payable	200,500	350,000	10,000
Payment of note payable	(31,000)	(25,200)	-

Net cash provided by financing activities	268,000	352,800	10,000

NET INCREASE (DECREASE) IN CASH	(4,989)	14,999	9,992
CASH, BEGINNING OF PERIOD	15,040	41	59
CASH, END OF PERIOD	$ 10,051	$ 15,040	$ 10,051

NON-CASH INVESTING AND FINANCING ACTIVITIES
Shares issued for mineral rights	$ 3,575,000	$ -	$ 3,575,000
Shares issued for notes payable	$ 530,167	$ -	$ 530,167

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

AMERICAN CORDILLERA MINING CORPORATION

Notes to the Financial Statements

December 31, 2012

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

American Cordillera Mining Corporation (formally APD Antiquities, Inc., and hereinafter “AMCOR” or “the Company”) was incorporated on July 23, 1996 under the laws of the State of Nevada for the purpose of acquiring, importing, marketing, and selling valuable antiquity and art items of Asian origin.  Examples of these items are such things as furniture, works of art, antiques, glass works, porcelain, statues, pottery, sculptures and other collectibles and collector items that have their origin in the Far East.  These collectibles and antiques will be acquired through a variety of agents and wholesale distribution sources in Hong Kong and the Peoples Republic of China. Acquisitions will be made by agents of AMCOR and as the result of direct buying trips and direct contact with wholesale companies located in several Asian countries.

We are now an exploration stage company in the mineral industry. We previously located, explored, acquired and developed mineral properties. Our business operations had been limited to mineral exploration/development of selected properties in North America.  We will continue with this segment of our business plan. Our Board of Directors anticipates that these new ventures will add significantly to our potential for long term revenue and profit.

The Company maintains its corporate office in Spokane, Washington.  The Company’s 2012 fiscal year end was December 31, however the 2013 fiscal year has been changed to November 30th and the Company will be filing its transitional first quarter as of the two months ended February 28, 2013.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the financial statements. The financial statements and notes are  representations of the Company’s management, which is responsible for their integrity and objectivity.

Exploration Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to exploration stage companies. An exploration-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.  The Company has recognized that it has entered the exploration stage with the acquistion of the mineral properties on December 28, 2012 as described in Note 4.

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

Earnings Per Share

The provisions of Topic 260 in the Accounting Standards Codification (ASC 260) provide the guidance for the calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.

Fair Value of Financial Instruments

The Company’s financial instruments as defined in Topic 825 in the Accounting Standards Codification (ASC 825) include cash and cash equivalents, deposits and prepaid expenses, supplies inventory, investments in available-for-sale securities and silver bars and coins, accounts payable and short-term borrowings.  All instruments other than the investments in available-for-sale securities and silver bars and coins are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at the reporting dates.  Investments in available-for-sale securities and silver bars and coins are recorded at fair value at the reporting dates in accordance with ASC Topic 825.

Fair Value Measurements

Topic 820 in the Accounting Standards Codification (ASC 820) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, ASC 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

Level 1 inputs — Unadjusted quoted process in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

Level 2 inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs — Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to paragraph of 260-10-45-10 of the FASB Accounting Standards Codification.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.  There were no potentially dilutive shares outstanding as of December 31, 2012 or 2011.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of Shoshone’s financial position and results of operations.

Revenue Recognition

As an exploration stage company, the Company’s revenue from operations is referred to as income earned during the exploration stage. Revenue is recognized when title and risk of ownership of metals or metal bearing concentrate have passed and collection is reasonably assured. Revenue from the sale of metals may be subject to adjustment upon final settlement of estimated metal prices, weights and assays, and are recorded as adjustments to revenue in the period of final settlement of prices, weights and assays; such adjustments are typically not material in relation to the initial invoice amounts.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has adopted a stock option plan but has not granted any stock options.

Mining Properties, Land and Water Rights

Costs of acquiring and developing mining properties, land and water rights are capitalized as appropriate by project area. Exploration and related costs and costs to maintain mining properties, land and water rights are expensed as incurred while the property is in the exploration and evaluation stage. Development and related costs and costs to maintain mining properties, land and water rights are capitalized as incurred while the property is in the development stage. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production basis over proven and probable reserves. Mining properties, land and water rights are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, a gain or loss is recognized and included in the consolidated statement of operations.  See Note  4.

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Significant property acquisition payments for active exploration properties are capitalized. If no economic ore body is discovered, previously capitalized costs are expensed in the period the property is abandoned. Expenditures to develop new mines, to define further mineralization in existing ore bodies, and to expand the capacity of operating mines, are capitalized and amortized on a units-of-production basis over proven and probable reserves.

Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to the consolidated statement of operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Provision for Taxes

Topic 740 in the Accounting Standards Codification (ASC 740) prescribes recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At September 30, 2012, the Company had taken no tax positions that would require disclosure under ASC 740.

Pursuant to ASC 740, income taxes are provided for based upon the liability method of accounting. Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740 to allow recognition of such an asset.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  These reclassifications had no effect on reported losses.

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Fair Value Measurement (“ASU 2011-04).  ASU 2011-04 amends the requirements related to fair value measurement by changing the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurement requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. The Company’s adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (“ASU 2011-05”). To increase the prominence of items reported in other comprehensive income, the FASB eliminated the option of presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events.  The Company will disclose the date through which subsequent events have been evaluated and that date is the date when the financial statements were issued.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $3,968,271 at December 31, 2012, and had a net loss of $3,614,573 and net cash used in operating activities of $112,989 for the year ended December 31, 2012.

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

NOTE 4 – MINERAL PROPERTY

Pursuant to the execution of the Asset Purchase Agreement on December 28, 2012, the Company acquired certain mineral properties and interests made up of the following nine projects which will be owned outright by our company or controlled pursuant to mineral lease agreements or options to acquire leases: 1) an agreement to explore and acquire the Bayhorse silver mine consisting of 3 patented and 21 unpatented claims located in Baker County, Oregon; 2) a lease agreement pertaining to 37 unpatented mining claims located on Quartz Creek, in Mineral County, Montana; 3) a lease agreement pertaining to 58 unpatented mining claims located Trout Creek, in Mineral County, Montana; 4) a lease agreement pertaining to 18 unpatented mining claims referred to as the Vienna prospect locate in Shoshone County, Idaho; 5) a lease agreement pertaining to the Monitor-Richmond and Copper Age mines consisting of a total of 20 unpatented mining claims located in Shoshone County, Idaho; 6) the option to acquire ten leases granted by the State of Washington covering 4,664 acres of state mineral leases and 27 unpatented mining claims known as the Toroda Creek Project in the Bodie Mining District in Okanogan County, Washington; 7) acquisition agreements pertaining to 15 unpatented mining claims located in Stevens County, Washington referred to as the Box Group; 8) acquisition agreements pertaining to 15 unpatented mining claims located in Stevens County, Washington referred to as the McKinley-McNally Property; and 9) directly owned all right, title, and claim to 26 unpatented claims commonly known as the North Moccasin Project or Plum Claims located in Fergus County, Montana.  In addition to these nine projects, we also seek to find, develop, produce and sell other precious metal and mineral property interests.

As part of the acquisition of the properties the Company converted a note receivable from Northern Adventures LLC of $382,500 and accrued interest on the note of $30,564.  The Company also issued 71,500,000 shares of its common stock valued at $0.05 per share for a total stock value of $3,575,000.  The Company recognized a total acquisition cost of the mineral properties of $3,988,064.  Subsequent to the acquisition, management decided to impair the value of the acquired mineral properties by $3,503,500.  This impairment was a consequence of the assets being exploratory in nature and not being supported any ore reserves.  It is not possible to evaluate and establish the real value of the mineral properties until additional work is completed and that may take several years.  With that being stated, our position is that these acquired mineral assets, which consist of ownership of unpatented mining claims, acquired mineral leases and an option to acquire certain mineral leases granted by the Department of Natural Resources for the State of Washington cannot be truly assessed at this time.  The Company assumes that these assets have been impaired and the exchange price based on $.05 per share is not supportable as the possible value of these assets in the future.  The Company impaired the stock value exchange to $71,500 and as of year end the carrying value of all mineral properties was determined to be $484,564 as of December 31, 2012.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Rental Agreement

The Company has a month-to-month rental agreement for office space in Spokane, Washington.  The monthly rent is $300.

Obligations Under Mineral Property Agreements

We currently have five mineral properties leased from third parties and an option to acquire mineral prospecting and leases from the State of Washington, plus 27 unpatented mining claims. Below is a summary of the financial obligations, terms and conditions of each of the five leases.

Bayhorse Mine:

The date of our mining lease with Bayhorse Silver Mine LLC is June 26, 2012. The term of the lease on the 3 patented and 21 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, mined, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start up of ore production are expected to commence within one year. The initial consideration for the lease was a cash payment of ten thousand ($10,000) dollars. Annual minimum advanced royalties will be due the Lessor on the following basis. We are required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  There are also work requirements for each year and the lease calls for a variable net smelter royalty in the future.

Vienna Mine:

The date of our mining lease with Martin Clemets is June 26, 2012. The term of the lease on 18 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start up of ore production are expected to commence within one year. The initial consideration for the lease was a cash payment of five thousand ($5,000) dollars. Annual minimum advanced royalties will be due the Lessor on the following basis. We are required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  There are also work requirements for each year and the lease calls for a variable net smelter royalty in the future.

Monitor-Richmond-Copper Age Mines:

The date of our mining lease with Northern Adventures LLC is June 27, 2012. The term of the lease on 20 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start up of ore production are expected to commence within one year. The initial consideration for the lease was a cash payment of five thousand ($5,000) dollars. Annual minimum advanced royalties will be due the Lessor on the following basis. We are required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease,

$20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter. There are also work requirements for each year and the lease calls for a variable net smelter royalty in the future.  There are also work requirements for each year and the lease calls for a variable net smelter royalty in the future.  On February 5, 2013, the Company entered into a definitive Option Joint Venture Agreement with Archean Star Resources Inc. (ASR) pertaining to these 20 unpatented claims leased by AMCOR pursuant to a Mining Lease with Northern Adventures.  See subsequent events in Note 11.

Quartz Creek:

The date of our mining lease with Northern Adventures, LLC is June 26, 2012. The term of the lease on 37 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start up of ore production are expected to commence within one year.  The initial consideration for the lease was a cash payment of twenty five thousand ($25,000) dollars. Annual minimum advanced royalties will be due the Lessor on the following basis. We are required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  There are also work requirements for each year and the lease calls for a variable net smelter royalty in the future.

Trout Creek:

The date of our mining lease with Northern Adventures LLC is June 26, 2012. The term of the lease on 58 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start up of ore production are expected to commence within one year. The initial consideration for the lease was a cash payment of twenty five thousand ($25,000) dollars. Annual minimum advanced royalties will be due the Lessor on the following basis. We are required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  There are also work requirements for each year and the lease calls for a variable net smelter royalty in the future.

Washington State Mineral Prospecting Leases—Bodie Project Toroda Creek-Wauconda Mining District-Kinross Gold USA, Inc:

The terms and conditions for annual prospecting leases granted from the State of Washington require the expenditure of $3.00 per acre on prospecting or exploration on an annual basis during the term of the lease. The work conducted must be performed in such a manner as to contribute directly to the evaluation of the economic mineral potential of the leased property. As an alternative there is the option to make cash payment to the State in the amount of $3.00 per acre in lieu of the performance of prospecting work for up to, but not more than three (3) years during the term of the prospecting lease. In addition to the requirement to expend $3.00 per acre on prospecting and exploration on an annual basis, there is a requirement to pay the State of Washington an annual rental fee of $2.00 per acre for the first three years of the mineral prospecting lease and $3.00 per year for each subsequent year.  Pursuant to the assignment of the Washington State prospecting permit and leases to Kinross, all annual rental fees payable to the state of Washington and work requirements were assumed by Kinross, as detailed below.  On April 5, 2013 the Company exercised an option to acquire three mineral leases located in Okanogan County, Washington, pursuant to an Option to Purchase Mineral Leases between Hydro Imaging, Inc. and Northern Adventures, Inc. (NAI) entered into on June 25, 2012 and amended on December 7, 2012, which option was transferred to us on December 28, 2012 by NAI pursuant to an Asset Purchase Agreement.  The original option was granted by HydroImaging, Inc (Hydro), a private company owned solely by David Boleneus, currently a member of our board of directors, to NAI on June 25, 2012.  Under the terms of the original option Hydro granted the right to acquire ten leases granted by the Department of Natural Resources for the State of Washington totaling 4,583.76 acres and 27 unpatented mining claims located in the Toroda Creek-Wauconda Mining district in Okanogan country in the State of Washington for the payment of an exercise price of $10,000.  An amendment to the Option to Purchase Mineral Leases on December 7, 2012 provided Hydro the authority to enter into a Mining Lease and Assignment agreement with Kinross Gold USA, Inc. (Kinross), as an alternative to transferring the ten leases and subject to Hydro executing an agreement with Kinross.  As an alternative to acquiring the ten leases and pursuant to the amendment, AMCOR was also granted an option to acquire all right, title and interest in any agreement reached between Kinross and Hydro.  On February 28,  2013, Hydro concluded a Mining Lease and Assignment agreement with Kinross transferring seven of the ten mineral leases totaling 2,934.56 acres and a lease on 27 unpatented mining claims located in Okanogan County, Washington.  See subsequent events in Note 11.

NOTE  6 – NOTES PAYABLE

On May 10, 2012 the Company entered into a definitive agreement with an accredited investor and executed a promissory note relating to a loan in the amount of $2,000.  There is no interest on the note which was extended to June 30, 2013.

On May 15, 2012 the Company entered into a definitive agreement with an accredited investor and executed a promissory note relating to a loan in the amount of $1,150.  There is no interest on the note with a maturity date of August 31, 2012 which was extended to June 30, 2013.

On May 15, 2012 the Company entered into a definitive agreement with an accredited investor and executed a promissory note relating to a loan in the amount of $850.  There is no interest on the note with a maturity date of August 31, 2012 which was extended to June 30, 2013.

On December 18, 2012 the Company entered into a definitive agreement with a individual and executed a convertible promissory note relating to a loan in the amount of $500.  There is no interest on the note with a maturity date of June 30, 2013.  This promissory note and accrued interest can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

On December 28, 2012, $486,000 in promissory notes and $44,167 in related accrued interest owed to 17 individuals and entities were converted to common shares at $0.05 per share for a total of 10,541,567 shares issued.

On December 31, 2012, the Company entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $10,000 at 8% interest per annum with a maturity date of January 31, 2013.  The maturity date was extended to June 30, 2013. This promissory note and accrued interest can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

NOTE  7 – LETTER OF INTENT

On April 8, 2011, the Company entered into a non-binding Letter of Intent with Northern Adventures LLC. (“Northern”) related to securing an option to enter into a lease agreement related to two mineral properties located in the state of Montana.  The Letter of Intent was amended and the number of mineral properties or leases has, by mutual consent, been increased to nine projects.  The Letter of Intent was amended on September 5, 2012 to run to December 31, 2012.

As part of the transaction with Northern, the Company has made several unsecured loans to Northern for the express purpose of securing additional mineral rights in the immediate area of the two mineral properties owned by Northern.

On December 28, 2012, the Company exchanged loans to NALLC in the amount of $382,500, including additional accrued interest of $30,564 at November 30, 2012, and issued NAI 71,500,000 shares of restricted common stock as a total consideration for the assets acquired.

NOTE  8 – PREFERRED AND COMMON STOCK

The Company has 10,000,000 shares of preferred stock authorized and none issued.  The Company has 200,000,000 shares of common stock authorized and 88,742,679 issued and outstanding.

On January 17, 2012, the Company sold 920,000 shares of common stock in a private placement for cash of $46,000 ($0.05 per share).

On March 29, 2012, the Company sold 500,000 shares of common stock in a private placement for cash of $25,000 ($0.05 per share).

On October 26, 2012, the Company sold 200,000 shares of common stock in a private placement for cash of $10,000 ($0.05 per share).

On December 11, 2012, the Company sold 200,000 shares of common stock in a private placement for cash of $10,000 ($0.05 per share).

On December 14, 2012, the Company sold 150,000 shares of common stock in a private placement for cash of $7,500 ($0.05 per share).

On December 28, 2012, the Company issued 10,541,568 shares of common stock in exchange for the conversion of debt in the principal amount of $486,000 and accrued interest in the amount of $44,167.

Also on December 28, 2012, the Company issued 71,500,000 shares of common stock to Northern Adventures, Inc. pursuant to an Asset Purchase Agreement which involved, in part, the exchange of debt in the amount of $382,500 and accrued interest in the amount of $30,564, which was applies as partial consideration for the purchase of mining assets.

NOTE  9 – STOCK OPTION PLAN

The Company’s Board of Directors approved the “2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan” by unanimous consent on January 15, 2001 and then on November 30, 2012, authorized an increase in the total common stock, $.001 par value, available for issuance pursuant to the Corporation's 2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan from one million (1,000,000) shares to five million (5,000,000) shares. This increase will be subjected to a vote of the shareholder as the next annual meeting. The total number of options that can be granted under the plan will not exceed 5,000,000 shares. Non-qualified stock options will be granted by the Board of Directors with an option price not less than the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock.

Each option granted under the stock option plan will be assigned a time period for exercising not to exceed ten years after the date of the grant. Certain other restrictions will apply in connection with this plan when some awards may be exercised. This plan is intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for our continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to AMCOR in the future.

NOTE  10 – INCOME TAXES

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

At December 31, 2012 and 2011 the Company had gross deferred tax assets calculated at the expected rate of 35% of approximately $162,670 and $114,300, respectively, principally arising from net operating loss carry forwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $162,670 and $114,300 has been established at December 31, 2012 and 2011, respectively.

The significant components of the Company’s net deferred tax asset (liabilities) at December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Net operating loss carryforwards	464,771	$ 326,698

Gross deferred tax assets (liabilities):
Net Operating Loss	162,670	114,300
Valuation Allowance	(162,670)	(114,300)

Net Deferred tax asset (liability)	$ -	$ -

At December 31, 2012 and 2011, the Company has net operating loss carryforwards of $464,771 and $326,698, respectively, which will expire in the years 2016 through 2031.  The net change in the allowance account was an increase of $138,073.

The Company has had a change in control during 2012 which may limit the availability of prior years’ net operating losses under the Internal Revenue Code.  The Company will be assessing the ramification of this control change to determine the effect upon future income, but has not made a determination as of December 31, 2012.  The Company is currently in default on some of its federal tax reporting obligations, but expect no material financials obligations from this default.

NOTE  11 – SUBSEQUENT EVENTS

On February 11, 2013, the Company entered into a definitive agreement relating to the private placement of $25,000 of its securities through the sale of 500,000 shares of its common stock at $0.05 per share to an accredited investor.

On February 19, 2013, the Company entered into a definitive agreement relating to the private placement of $25,000 of its securities through the sale of 500,000 shares of its common stock at $0.05 per share to an accredited investor.

On March 8, 2013, the Company entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $5,000 at 5% interest per annum with a maturity date of June 30, 2013.

On March 21, 2013, the Company entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $3,000 at 5% interest per annum with a maturity date of June 30, 2013.

On April 4, 2013, non interest loans in the amount of $2,000, $850, $500, and $1,150 due to the company, in aggregate of $4,500, were repaid to note holders.

Archean Star Agreement

On February 5, 2013, we entered into a definitive Option and Joint Venture Agreement with Archean Star Resources Inc. (ASR) pertaining to 20 unpatented claims leased by AMCOR pursuant to a Mining Lease with Northern Adventures, LLC.  On June 27, 2012, Northern Adventures, LLC originally entered into the Mining Lease with Northern Adventures, Inc., and AMCOR assumed the rights in that Mining Lease from Northern Adventures, Inc. pursuant to the Asset Purchase Agreement dated December 28, 2013.  As part of the transaction, AMCOR received 500,000 shares of ASR common stock and will receive an additional 500,000 shares of ASR common stock on the second and third anniversaries of the agreement, subject to ASR going forward with the agreement after year one.  ASR will assume the obligations of the underlying lease agreement and paid an up-front fee of $7,500 to AMCOR.  Under the terms of the agreement ASR can earn up to 80% ownership interest in the property lease by expending $2,100,000 over a three year period, with a minimum expenditure of $700,000 in year one of the agreement.  AMCOR’s interest shall be a Carried Interest until such time as a Bankable Feasibility Study has been produced or a Decision to Mine has been made.

Kinross Agreement.

On April 5, 2013 AMCOR exercised an option to acquire three mineral leases located in Okanogan County, Washington, pursuant to an Option to Purchase Mineral Leases between Hydro Imaging, Inc. and Northern Adventures, Inc. (NAI) entered into on June 25, 2012 and amended on December 7, 2012, which option was transferred to us on December 28, 2012 by NAI pursuant to an Asset Purchase Agreement.  We also acquired Hydro Imaging’s rights in a Mineral Lease and Assignment agreement with Kinross Gold USA, Inc.  The original option was granted by HydroImaging, Inc (Hydro), a private company owned solely by David Boleneus, currently a member of our board of directors, to NAI on June 25, 2012.  Under the terms of the original option Hydro granted the right to acquire ten leases granted by the Department of Natural Resources for the State of Washington totaling 4,583.76 acres and 27 unpatented mining claims located in the Toroda Creek-Wauconda Mining district in Okanogan country in the State of Washington for the payment of an exercise price of $10,000.

On February 28, 2013, Hydro concluded the Mining Lease and Assignment agreement with Kinross concerning seven of the ten mineral leases totaling 2,934.56 acres and a lease on 27 unpatented mining claims located in Okanogan County, Washington.  The seven state leases were transferred from Hydro to Kinross and approved by the State of

Washington on March 27, 2013.  Pursuant to the terms of the Kinross agreement, Kinross will assume all of the underlying obligations, annual rental expenses, and work requirements related to the seven leases and 27 unpatented mining claims.  The remaining three state mining leases totaling 1,649.2 acres will be transferred from Hydro to AMCOR, subject to approval from the Department of Natural Resources for the State of Washington.

Under the terms of the Mining Lease and Assignment agreement Kinross will pay AMCOR production royalties as follows: a 1% net smelter return royalty on all minerals extracted from the area covered by the 7 leases and a 2.5% net smelter return royalty on all minerals extracted from the area covered by the 27 unpatented mining claims.  The amount of royalties to be paid (both production royalties and advance royalty payments) are capped at $3 million per lease.  Kinross will also pay advance royalty payments in the aggregate amount of $1 million as follows:  $15,000 payable within 7 days of February 28, 2013, the effective date, $15,000 payable within 15 days of the effective date, $40,000 payable on February 28, 2014, $50,000 payable on February 28, 2015, and thereafter the annual advance royalty payment is to increase by 5% per year up to a maximum annual payment of $100,000.  The obligation to pay the advance royalty payment shall cease once an aggregate of $1 million has been paid.  Advance minimum royalty payments shall be creditable against the production royalties.  The production royalty payments for minerals produced from the state leases shall be capped at $3,000,000 for each of the seven leases, including any advanced royalty payments to be offset.  Kinross also undertakes to make such payments and undertake such other actions necessary to maintain the seven state mining leases and the unpatented claims in effect and good standing.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, our management, including the CEO, concluded that as of December 31, 2012 our disclosure controls and procedures were not effective to ensure the information required to be disclosed by an issuer in the reports we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to us, and was accumulated and communicated to our management, including our CEO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

Our management, with the participation of our Chief Executive Officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of December 31, 2012 because fundamental elements of an effective control environment were missing or inadequate, including a documented ethics or values statement, a code of conduct, and independent oversight and monitoring of financial reporting, financial reporting processes and procedures, and internal control procedures. At present, the Board of Directors is comprised entirely of individuals performing management functions. Because no Directors are independent, no Audit Committee has been established to which the Board could delegate its oversight responsibilities. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

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

Based on this assessment and the material weakness described above, management has concluded that as of December 31, 2012, our internal control over financial reporting was not effective.

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

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

A. Directors, Executive Officers, Promoters and Control Persons

The following table sets forth the persons that became the directors and Executive Officers of AMCOR on December 28, 2012, after the closing of the Asset Purchase Agreement. The previous directors of AMCOR appointed the nominees designated by NAI as members of the Board of Directors of AMCOR.  Subsequently, some of the officers of AMCOR resigned their positions at AMCOR, clearing the way for the appointment of new Executive Officers by the new Board of Directors of AMCOR. Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders. Officers and other employees serve at the will of the Board of Directors and hold office until their death, resignation or removal from office.

Name	Age	Position
Frank H. Blair, CPG	74	President, CEO and Director
Dwight Weigelt, CPA	59	Chief Financial Officer, Secretary, Treasurer and Director
Gerald J. Frankovich	67	Vice President And Director
David E. Boleneus, GIS, MBA, MS	63	Director
Louis G. Cornacchia	79	Director
Manuel F. Graiwer, Esq.	69	Director

Family Relationships

There are no family relationships among our directors or officers

Business Experience

The following is a summary of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed of those directors and the key members of the management team who became the officers and directors of AMCOR on December 28, 2012 after the Asset Acquisition transaction was completed:

Frank H. Blair, CPG - 74, President, CEO and Director

Mr. Blair received a Bachelor of Science degree in 1958 from Oregon State University. Mr. Blair is a Certified Professional Geologist, CPG, Number: 03517, and certified by the state of Idaho, Number: 414. He is a member of the American Institute of Professional Geologists and a Honorary Life Member of Northwest Mining Association & Society of Mining Engineers. From 1964 to 1974, he was managing geologist for Freeport Exploration Company and evaluated mineral deposits in the Northwest and oil and gas projects for Freeport Oil Company in the states of Colorado and Wyoming. From 1974 through 1994, Mr. Blair offered a wide variety of geological services and operated at F.H. Blair & Associates. During this period Mr. Blair had contracts with; 1) The Anschutz Corporation, which was a combination of oil, gas and mineral exploration; 2) Placer Dome, Inc.; 3) Puget Sound Energy; 4) Earth Resources, Inc.; 4) Pegasus Exploration, Inc.; 5) Agnico-Eagle (USA); 6) Bunker Hill Corp; 7) Gulf Resources, Inc.; 8) Fremont Mining Co.; 9) Canadian Superior; and 10) numerous small to mid-sized mineral and oil exploration companies. From 1995 to 1997 Mr. Blair managed a 500 square mile concession for Minerea Yamana, Inc, based in Asuncion, Paraguay. From 1997 to present, Mr. Blair has owned and operated Blair Exploration Associates (BLEXAS) based in Spokane, Washington. BLEXAS specializes in resource management, and formulating and implementing exploration projects in North and South America. The primary targets of the exploration program are base metals and precious metals, which resulted in the discovery of the first lode gold deposit discovered in Paraguay.

Dwight Weigelt, CPA - 59, Secretary, Treasurer, CFO and Director

Mr. Weigelt received his Bachelor of Business Administration in Public Accounting in 1975 from Gonzaga University. From 1986 to 1997, he was the President of Convergent Systems, Inc., a company that specialized in marketing and consulting for MAS 90/MAS 200 Accounting software. Convergent Systems, Inc. was part of the MAS 90/MAS 200

Software Beta Test Team for over ten years. From 1997 to 2000 Mr. Weigelt was the Manager of the Information Systems Group at LeMaster & Daniel PLLC, which was the 40th ranked CPA firm in the U.S. For a period of five years, from mid 2000 through 2005, Mr. Weigelt was the Senior Business Information Systems Analyst at World Wide Packets, Inc. In this capacity, he managed the MAS 200 accounting system; designed and implemented an integrated cross- function program and seamless system to support management, sales, operations, product production, finance and customer service. From 2006 to the present, he has been an independent software consultant and utilized his skills to develop specialized software for the insurance industry.

Gerald J. Frankovich - 67, Vice President and Director

Mr. Frankovich received a Bachelor of Science in Geology from Washington State University in 1968 and a Bachelor of Arts in Finance from Eastern Washington University. From 1988 to 1992 Mr. Frankovich was mine engineer and general mine manager for Firstmiss Gold Inc. As a mine engineer and general mine foreman, he was responsible for developing the mineral model and updating the model to include new drill assay and geologic data, and mine planning, where he utilized the Medsystem for these functions and the economic pit design. As the mine manager he supervised a three million ton per month mine operation. From 1992 to 2002 he was employed in many different capacities by Kennecott Utah Copper, Inc. Mr. Frankovich held the following positions over the ten year period: Foreman, Barney’s Canyon Mine where he supervised a 600 ton per hour crushing plant and heap leach stacking, 1000 ton per day sulfide mill, 4000 gallon per minute process pumping for five heap leach pads and carbon strip plant; 2) Mine Foreman, Barney’s Canyon Mine where he supervised pit operations consisting of three 992 Cat loaders, twelve 777 Cat trucks, support equipment, and a crew of 18 people; 3) he was truck shovel foreman at the Bingham Canyon Mine and supervised pit operations consisting of ten shovels including P&H 30, 43, and 56 yard capacity and 55 trucks included CAT 789 and 793’s; 4) he was the mine operations superintendent for Kennecott’s Rawhide Mine where he supervised engineers, geologists and mine supervisors for a 50,000 ton per day operation with eight 95 ton trucks and three 992 loaders. Responsible for the mineral model, mine planning, pit design, ore control, surveying and all production reporting for mine operations. From 2002 to 2004 Mr. Frankovich was employed by Unimin Corporation as a plant and Quarry superintendent in Ione, CA. In this capacity he was responsible for producing 500,000 tons per year of glass-quality sand production and managed a staff of 30 people. Equipment utilized consisted of draglines, trucks and loader operations, pumping of slurry to plant, wet flotation process, drying, and magnetic separation are some of the processes utilized. Mine dewatering was utilized with multiple 200 hp pumps. From 2004 to present he has engaged in a series of consulting contracts with the following companies, Remediation Risk Management, a subsidiary of Triton Construction, Placerville Industries, Inc., Cemex Cement Corporation and Mitsubishi Cement company.

David E. Boleneus, GIS, MBA, MS - 63, Director

Mr. Boleneus received his Bachelor of Science in Geology and Certificate in Geographical Information Systems (GIS) from Eastern Washington University. He earned a Master of Science degree in Geology from Louisiana State University. He also earned his Masters of Business Administration from the University of Phoenix in Denver, Colorado. He is proficient in geohydrology, geophysics, Spanish, and computer (GIS) mapping. Mr. Boleneus' professional experience includes working as a Petroleum geologist in Denver, Colorado, at Sohio Petroleum Co. (Standard Oil Company of Ohio) from 1980 to 1985. From 1985 to 1996, he was a mining engineer in Denver, Colorado, with the U.S. Bureau of Mines. From 1997 to early 2007, Mr. Boleneus served as a Research Scientist at the U.S. Geological Survey. From early 2007 to the present, Mr. Boleneus has been a consultant for InfoMine, Inc., based in Spokane, Washington concerning mining and milling cost engineering, and economic analysis of mining operations. At the beginning of 2007 through the present, he has been the owner of HydroImaging, Inc. based in Spokane, Washington, which consults on electrical geophysics, mine cost engineering. Mr. Boleneus has authored over 100 professional reports including: in-house reports, staff reports, technical presentations, and industry publications.

Louis G. Cornacchia - 79, Director

Mr. Cornacchia received a Bachelor of Electrical Engineering from Manhattan College in 1955 and has taken special courses at Iona College in Computer Language and Business Law Courses at Manhattanville College. From 1955 -1958, Mr. Cornacchia was employed by Hazeltine Electronics Corp. as Engineer, Designing Signal Processor and Radar Display Module for The SAGE System, Primary Early Warning System or DEW LINE, the TPS-1-GROUND BASED SEARCH RADAR SYSTEM and AWACS (A6E) RF/Power Systems. From 1958 - 1961, Mr. Cornacchia was employed by Loral Systems Design Team developing the AN/ALQ58 Reconnaissance System and developed (two man team) the precursor YIG TUNER - [ALR-20] Crystal Scanner covering the full 200 megahertz - 12 gigahz Frequency Range Surveillance System for interception of Enemy Navigational Fire Control and Homing Devices for purposes of Identification and Signal Jamming for a specific bomber. From 1961 to 1963, Mr. Cornacchia was hired as Chief Engineer by Victory Electronic to Develop the Image Intensifier or Night Vision Scopes (Using Star Light) for the Fort Dix Army Command including development of a short circuit proof magnetic amplifier for a tank turret driver. From

1963 – 1969, Mr. Cornacchia was employed At Norden Systems, Developed heads Up display, TF Radar System, Lou developed unique, more aggressive programs incorporating Built-In Test Equipment (BITE) to detect on-coming circuit failures of the F111D-E Avionics to increase reliability and was responsible for presentation of same to Air Force procurement Officer General Esposito which required the modification of Automatic Test Equipment Mil Specifications to accommodate this innovation. 1970 to Present, Mr. Cornacchia formed and owns SCINETX LLC, a company specializing in Mobile Cellular and PCS FCD EMF Compliance analysis, Intermodulation studies, RF/EMF Site studies and Site propagation analysis. A partial listing of companies SCINETX has contracted with and employed state of the art engineers, technicians and programmers, are as follows: Port Authority NY/NJ (Designed Emergency Communications Network for Newark & LaGuardia Airports), Airborne Instruments Laboratories, United Technologies, Northrop Grumman, Verizon Wireless, AT&T Wireless, Sirius Satellite Radio, Loral Electronics Systems, Cingular ITT, New York Telephone Co., Sprint / Nextel, Fairchild Camera Division, Shore Media Inc., T-Mobile, Syracuse Scientific Corp, Fox News, Martin Marietta and Allied Signal - Bendix

Manuel F. Graiwer, Esq. - 69, Director

Mr. Graiwer is a managing director of Graiwer & Kaplan, a professional law corporation in Los Angeles, California.  Mr. Graiwer received his B.Sc. degree from the University of California in Los Angeles and J.D. degree from the University of California Davis School of law. In 1975, Mr. Graiwer was admitted to the Supreme Court of the USA. He was former Pro Tempore Judge for the Workers Compensation Appeals Board and an Arbitrator, American Arbitration Association. Mr. Graiwer is a member of the California Bar Association, California Trial Lawyers and California Applicant Attorney Association. Since 1994, Mr. Graiwer has led a private venture capital group focusing on small cap biopharmaceutical and resources companies. From 2007 to 2010 he served as a director of Cordex, Inc., a public traded pharmaceutical company based in Philadelphia, PA

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

B.  Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Audit Committee and Financial Expert

We do not have an Audit Committee; our directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. We do not currently have a written audit committee charter.

We have no financial expert.  We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations and financial experience of our officers, we believe the services of a financial expert are not warranted.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have one director and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

ITEM 11.  EXECUTIVE COMPENSATION

A.  Summary Compensation Table

The following summary compensation table sets forth information concerning the annual and long-term compensation  for the fiscal years ended December 31, 2012 and 2011, of those persons who were (i) the chief executive officer and (ii) the other most highly compensated executive officers of AMCOR, whose annual base salary and bonus compensation was in excess of $100,000.  No executive officer  received compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

NAME AND				OTHER ANNUAL
PRINCIPAL POSITION	YEAR	SALARY	BONUS	COMPENSATION*
Cindy Swank	2012	$-0-	-0-	$-0-
President, Treasurer, Chief Executive Officer Chief Financial Officer	2011	$-0-	-0-	$-0-

*Our named executive officer did not receive a salary but was to be compensated for sales generated on behalf of our company.  A nine percent (9%) commission was to be equally divided amongst the officers/directors for each sale made.  $0 was paid in commission during the years ended December 31, 2012 or 2011.

B.  Narrative Disclosure to Summary Compensation Table

During the fiscal year ended December 31, 2012, no director received any compensation for attending meetings of the Board of Directors.  Directors are reimbursed, however, for reasonable expenses incurred on behalf of our company.

C.  Outstanding Equity Awards at Fiscal Year End

No director had been granted any equity compensation, including option grants, as of December 31, 2012.

D.  Potential Payments Upon Termination or Change in Control

None.

E.  Compensation of Directors

No compensation was paid to directors for their director services during the fiscal year ending December 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on April 15, 2013, held by our directors and executive officers and by those persons known to beneficially own more than 5% of our capital stock. The percentage of beneficial ownership for the following table is based on 89,342,679 shares of common stock outstanding as of April 15, 2013

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after April 15, 2013 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange

Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner of Shares (1)	Position	Amount of Shares Held by Owner	Percent of Class (2)
Common $0.001 par value	Cindy K. Swank (3,4)	Former President and Director	202,004	0.2%
Common $0.001 par value	Timothy Kuh (3,5)	Former- Director/Vice President./Secretary	2,000	0.0%
Common $0.001 par value	Frank H. Blair (3,6)	President, CEO, Director	3,500,000	3.9%
Common $0.001 par value	Dwight Weigelt (3,7)	CFO, Treasurer, Secretary, Director	450,000	0.5%
Common $0.001 par value	Gerry Frankovich (3,8)	V.P, Director	450,000	0.5%
Common $0.001 par value	David Boleneus (3,9)	Director	3,500,000	3.9%
Common $0.001 par value	Louis G. Cornacchia (3,10)	Director	1,593,178	1.8%
Common $0.001 par value	Manuel Graiwer (3,11)	Director	6,304,740	7.1%
Common $0.001 par value	Jerod Edington (12) 2910 E. 57th Ave. Ste 5 PMB 335 Spokane, WA 99223	None	6,470,000	7.2%
Common $0.001 par value	Martin Clemets (13) 441 W. 14th Ave. Spokane, WA 99204	None	8,300,000	9.3%
Common $0.001 par value	Floyd Short (14) 24785 E. Doyle Rd. Cataldo, ID 83810	None	5,250,000	5.9%
All officers and directors as a group			16,001,922	17.7%

(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of AMCOR.

(2)	Figures are rounded to the nearest tenth of a percent.

(3)	The address of each person is care of AMCOR.

(4)	Includes 202,004 shares held directly

(5)	Includes 2,000 shares held directly

(6)	Includes 3,500,000 shares held directly

(7)	Includes 450,000 shares held directly

(8)	Includes 450,000 shares held directly

(9)	Includes 3,500,000 shares held directly

(10)	Includes 1,500,000 held by SCINETX LLC of which Mr. Cornacchia has voting power and 93,178 shares held directly

(11)	Includes 6,304,740 shares held directly

(12)	Includes 6,470,000 shares owned by IWJ Consulting Group, LLC, of which Jerod Edington has voting power

(13)	Includes 8,300,000 shares held directly

(14)	Includes 5,750,000 shares held directly

(a) Changes in Control

There are no arrangements known to us, the operation of which may at a subsequent date result in a change of control of the Registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

Director Independence

Our Board of Directors has determined that three of our six directors are currently “independent directors” as that term is defined in Rule 4200(a)(15) of the Marketplace Rules of the National Association of Securities Dealers.  We are not presently required to have a majority of independent directors.  If we ever become a listed issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2012.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plan approved by security holders (1)	0	$0	5,000,000
Equity compensation plans not approved by security holders	0	$0
Total	0	$0	5,000,000
(1)

The Board of Directors approved the 2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan on January 15, 2001 and then on November 30, 2012, authorized an increase in the total common stock, $.001 par value, available for issuance pursuant to the Corporation's 2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan from one million (1,000,000) shares to five million (5,000,000) shares. This increase will be subjected to a vote of the shareholder as the next annual meeting. The total number of options that can be granted under the plan will not exceed 5,000,000 shares. Non-qualified stock options will be granted by the Board of Directors with an option price not less than the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock.

Each option granted under the stock option plan will be assigned a time period for exercising not to exceed ten years after the date of the grant. Certain other restrictions will apply in connection with this plan when some awards may be exercised. This plan is intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for our continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to AMCOR in the future.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

MartinelliMick PLLC, Certified Public Accountants is our independent auditors to examine the financial statements of AMCOR for the fiscal year ending December 31, 2012.  MartinelliMick PLLC has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees. Aggregate fees billed for professional services rendered by MartinelliMick PLLC in connection with its audit of  our financial statements as of and for the years ended December 31, 2012, and 2011, its reviews of our unaudited condensed consolidated interim financial statements, and for SEC consultations and filings were $28,858 and $9,629, respectively.

Audit-Related Fees. MartinelliMick PLLC was not paid additional fees for the fiscal year ended December 31, 2012 and December 31, 2011 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees - MartinelliMick PLLC charged zero fees for the fiscal year 2012 for professional services rendered for tax compliance.  We did not incur any fees and expenses from MartinelliMick PLLC for the fiscal year 2011 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees - We did not incur any other fees and expenses from MartinelliMick PLLC for the fiscal years 2012 and 2011 annual audits.

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

10.2

Form of Promissory note from Northern Adventures, LLC dated April 4, 2011, April, 12, 2011, May 3, 2011, August 24, 2011, September 8, 2011, September 21, 2011, October 10, 2011, November 3, 2011, November 15, 2011, January 5, 2012, January 21, 2012, May 15, 2012,May 18, 2012 and June 18, 2012 (incorporated hereto by reference to Form 10-Q, Exhibit 10.2 filed with the Securities and Exchange commission on May 21, 2012, file number 000-50738)

10.3

Form of Notice of Intent to Convert Debt to Shares of Restricted Common Stock (incorporated hereto by reference to Form 10-Q, Exhibit 10.3 filed with the Securities and Exchange commission on May 21, 2012, file number 000-50738)

10.4

Letter of Intent between APD Antiquities, Inc. and Northern Adventures, LLC dated April 8, 2011 (incorporated hereto by reference to Form 10-Q, Exhibit 10.4 filed with the Securities and Exchange commission on May 21, 2012, file number 000-50738)

10.5

Form of Amended Letter of Intent between APD Antiquities, Inc. and Northern Adventures, LLC dated August 5, 2011 (incorporated hereto by reference to Form 10-Q, Exhibit 10.5 filed with the Securities and Exchange commission on May 21, 2012, file number 000-50738)

10.6

Form of Amended Letter of Intent between APD Antiquities, Inc. and Northern Adventures, LLC dated December 30, 2011 (incorporated hereto by reference to Form 10-Q, Exhibit 10.6 filed with the Securities and Exchange commission on May 21, 2012, file number 000-50738)

10.7

Form of Amended Letter of Intent between APD Antiquities, Inc. and Northern Adventures, LLC dated March 30, 2012 (incorporated hereto by reference to Form 10-Q, Exhibit 10.7 filed with the Securities and Exchange commission on May 21, 2012, file number 000-50738)

10.8

Form of Amended Letter of Intent between APD Antiquities, Inc. and Northern Adventures, LLC dated June 30, 2012 (incorporated hereto by reference to Form 10-Q, Exhibit 10.7 filed with the Securities and Exchange commission on May 21, 2012, file number 000-50738)

10.9	Form of 2012 Convertible Promissory Note (incorporated hereto by reference to Form 10-Q, Exhibit 10.8 filed with the Securities and Exchange commission on May 21, 2012, file number 000-50738)

10.10

Option to Purchase Assets Agreement between APD Antiquities, Inc., AMCOR Exploration, Inc. (a wholly owned subsidiary) and Northern Adventures, LLC and Northern Adventures, Inc. effective July 3, 2012. (incorporated hereto by reference to Form 8-K, Exhibit 10.1 filed with the Securities and Exchange commission on July 5, 2012, file number 000-50738)

10.11	Asset Purchase Agreement with NALLC entered into on December 28, 2012**

10.12	Toroda Creek/Bodie Option to Purchase Leases and Interest in Mining Claims**

10.13	Toroda Creek/Bodie Option Amendment**

10.14	Box Canyon Quit Claim Deed**

10.15	McKinley-McNalley Quit Claim Deed**

10.16	North Moccasin Quit Claim Deed**

10.17	Bayhorse Silver Option to Lease Claims**

10.18	Quartz Creek Mining Lease**

10.19	Trout Creek Mining Lease**

10.20	Vienna Mining Lease**

10.21	Monitor-Richmond-Copper Age Lease**

10.22	Monitor-Richmond-Copper Age Lease Amendment**

10.23

Option and Joint Venture Agreement between AMCOR and Archean Star Resources, Inc. dated February 5, 2013 (incorporated hereto by reference to Form 8-K, Exhibit 10.1 filed with the Securities and Exchange commission on February 11, 2013, file number 000-50738)

10.24

Notice of Intent to Exercise Option  Agreement between AMCOR and HydroImaging, Inc dated April 5, 2013. (incorporated hereto by reference to Form 8-K, Exhibit 10.1 filed with the Securities and Exchange commission on April 11, 2013, file number 000-50738)

10.25

Mining Lease and Assignment agreement between Kinross Gold USA, Inc. and Hydro Imaging, Inc. dated February 28, 2013. (incorporated hereto by reference to Form 8-K, Exhibit 10.2 filed with the Securities and Exchange commission on April 11, 2013, file number 000-50738)

31.1	Section 302 Certification

31.2	Section 1350 Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

* Incorporated by reference to the Registrant's Registration Statement on Form 10SB filed with the Securities and Exchange commission on May 3, 2004 File No. 000-50738

** Incorporated by reference to the Form 8-K filed with the Securities and Exchange commission on January 3, 2013, File No. 000-50738

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2013

AMERICAN CORDILLERA MINING CORPORATION

By:	/s/ Frank Blair
Frank Blair Frank Blair, President, CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Frank Blair
Frank Blair
President, CEO, Director
Dated: April 16, 2013

/s/ Dwight Weigelt
Dwight Weigelt
CFO, Secretary, Treasurer, Director
Dated: April 16, 2013