Form 10-K/A
period 2012-12-31
AMERICAN CORDILLERA MINING Corp
filed 2013-04-22
CIK 1289046

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

The Registrant had 89,342,679 shares of Common Stock outstanding as of April 16, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None

_________________________

EXPLANATORY NOTE

_________________________

This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on April 16, 2013 (the “Original Report”) and is being filed for the purposes of providing the XBRL Exhibit.

Except for the information described above, the Company has not modified or updated disclosures presented in the Original Report in this Form 10-K/A.

Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time the Original Report was filed.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1 & 2.  Financial Statements See Item 8 in Part II of this report.

All other financial statement schedules are omitted because the information required to be set forth therein is not applicable or because that information is in the financial statements or notes thereto.

(a) 3.	Exhibits

31.1	Section 302 Certification Filed with the SEC on April 16, 2013 as part of the Company’s Annual Report on Form 10-K.

31.2	Section 1350 Certifications Filed with the SEC on April 16, 2013 as part of the Company’s Annual Report on Form 10-K.

32.1	Section 1350 Certifications Filed with the SEC on April 16, 2013 as part of the Company’s Annual Report on Form 10-K.

32.2	Section 1350 Certifications Filed with the SEC on April 16, 2013 as part of the Company’s Annual Report on Form 10-K.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 22, 2013

AMERICAN CORDILLERA MINING CORPORATION

By:	/s/ Frank H. Blair
Frank H. Blair Frank Blair, President, CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Frank H. Blair
Frank H. Blair
President, CEO, Director
Dated: April 22, 2013

/s/ Dwight Weigelt
Dwight Weigelt
CFO, Secretary, Treasurer, Director
Dated: April 22, 2013