Form 10-Q
period 2013-02-28
AMERICAN CORDILLERA MINING Corp
filed 2013-04-22
CIK 1289046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ ]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2013.

[X]	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from January 1, 2013 to February 28, 2013.

000-50738

(Commission file number)

AMERICAN CORDILLERA MINING CORPORATION

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

Yes [   ]   No [X]

As of April 22, there were 89,342,679 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CORDILLERA MINING CORPORATION

INDEX TO FINANCIAL STATEMENTS

FEBRUARY 28, 2013

Consolidated Balance Sheets as of February 28, 2013 and December 31, 2012	4

Consolidated Statements of Operations for the Two Months Ended
February 28, 2013 and February 29, 2012	5

Consolidated Statements of Cash Flows for the Two Months Ended
February 28, 2013 and February 29, 2012	6

Notes to Consolidated Financial Statements	7

AMERICAN CORDILLERA MINING CORPORATION
AN EXPLORATION STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

	February 28, 2013	December 31, 2012
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$ 5,069	$ 10,051
Prepaid expenses	4,682	4,382
Total Current Assets	9,751	14,433

Mineral rights	484,564	484,564

TOTAL ASSETS	$ 494,315	$ 498,997

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 18,851	$ 30,226
Convertible notes payable	8,000	10,500
Notes payable	4,000	4,000
Total Current Liabilities	30,851	44,726

TOTAL LIABILITIES	30,851	44,726

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 10,000,000 shares authorized, $0.001 par value; no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized, $0.001 par value; 89,342,679 and 88,742,679 shares issued and outstanding, respectively	89,343	88,743
Additional paid-in capital	4,360,110	4,333,799
Accumulated deficit prior to exploration stage	(462,504)	(462,504)
Accumulated deficit during the exploration stage	(3,523,485)	(3,505,767)
Total Stockholders' Equity (Deficit)	463,464	454,271

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 494,315	$ 498,997

The accompanying notes are an integral part of these financial statements

AMERICAN CORDILLERA MINING CORPORATION
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			For the Period from
			December 28, 2012
	Quarter Ended		through
	February 28, 2013	February 29, 2012	February 28, 2013

REVENUE	$ -	$ -	$ -

EXPENSES
Marketing	-	500	-
Rent	600	600	600
General and administrative	311	2,041	319
Professional fees	27,396	26,642	29,655
TOTAL EXPENSES	28,307	29,783	30,574

LOSS FROM OPERATIONS	(28,307)	(29,783)	(30,574)

OTHER INCOME (EXPENSE)
Interest income	-	3,256	-
Miscellaneous income	10,589	-	10,589
Interest expense	-	(4,298)	-
Loss on impairment	-	-	(3,503,500)
TOTAL OTHER INCOME (EXPENSE)	10,589	(1,042)	(3,492,911)

LOSS BEFORE INCOME TAXES	(17,718)	(30,825)	(3,523,485)

INCOME TAXES	-	-	-

NET LOSS	$ (17,718)	(30,825)	$ (3,523,485)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	88,904,748	5,490,232

The accompanying notes are an integral part of these financial statements

AMERICAN CORDILLERA MINING CORPORATION
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			For the Period from
			December 28, 2012
	Quarter Ended		through
	February 28, 2013	February 29, 2012	February 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (17,718)	$ (30,825)	$ (3,523,485)
Loss on impairment	-	-	3,503,500
Miscellaneous adjustments from equity	(3,089)	-	(3,089)
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in interest receivable	-	(3,256)	-
Increase (decrease) in accounts payable	(11,375)	(3,441)	(9,116)
Increase (decrease) in prepaid expenses	(300)	-	(300)
Increase (decrease) in interest payable	-	4,298	-
Net cash used by operating activities	(32,482)	(33,224)	(32,490)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in receivable	-	(32,500)	-
Net cash used by investing activities	-	(32,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	30,000	46,000	30,000
Proceeds from convertible notes payable	-	25,000	10,000
Payments of notes payable	(2,500)	(20,000)	(2,500)
Net cash provided by financing activities	27,500	51,000	37,500

NET INCREASE (DECREASE) IN CASH	(4,982)	(14,724)	5,010
CASH, BEGINNING OF PERIOD	10,051	15,040	59
CASH, END OF PERIOD	$ 5,069	$ 316	$ 5,069

NON-CASH INVESTING AND FINANCING ACTIVITES
Shares issued for mineral rights	$ -	$ -	$ 3,575,000

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

AMERICAN CORDILLERA MINING CORP.

Notes to the Consolidated Financial Statements

February 28, 2013

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

The Company maintains its corporate office in Spokane, Washington.  The Company’s 2012 fiscal year end was December 31, however the 2013 fiscal year has been changed to November 30th and the Company is filing its transitional first quarter as of the two months ended February 28, 2013.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the financial statements. The financial statements and notes are  representations of the Company’s management, which is responsible for their integrity and objectivity.

Exploration Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to exploration stage companies. An exploration-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.  The Company has recognized that it has entered the exploration stage with the acquisition of the mineral properties on December 28, 2012 as described in Note 4.

Basis of Presentation

These unaudited interim consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, so long as such omissions do not render the financial statements misleading.

In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair statement of the results for the periods presented.  All adjustments were of a normal recurring nature.  These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its Annual Report on Form 10-K.

Consolidation Policy

The Company and its wholly owned subsidiary, AMCOR Exploration, Inc. are presented as part of the consolidated financial statements and all material inter-company transactions have been eliminated in the presentation of the financial statements.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments as defined in Topic 825 in the Accounting Standards Codification (ASC 825) include cash and cash equivalents, deposits and prepaid expenses, supplies inventory, investments in available-for-

sale securities and silver bars and coins, accounts payable and short-term borrowings.  All instruments other than the investments in available-for-sale securities and silver bars and coins are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at the reporting dates.  Investments in available-for-sale securities and silver bars and coins are recorded at fair value at the reporting dates in accordance with ASC Topic 825.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to paragraph of 260-10-45-10 of the FASB Accounting Standards Codification.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.  There were no potentially dilutive shares outstanding as of February 28, 2013 and February 29, 2012.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements, and no pronouncements were determined to have a significant impact on the financial statements that have not been disclosed in prior reporting periods.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events.  The Company will disclose the date through which subsequent events have been evaluated and that date is the date when the financial statements were issued.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $3,985,989 at February 28, 2013, and had a net loss of $17,718 and net cash used in operating activities of $32,482 for the two months ended February 28, 2013.

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

As part of the acquisition of the properties the Company converted a note receivable from Northern Adventures LLC of $382,500 and accrued interest on the note of $30,564.  The Company also issued 71,500,000 shares of its common stock valued at $0.05 per share for a total stock value of $3,575,000.  The Company recognized a total acquisition cost of the mineral properties of $3,988,064.  Subsequent to the acquisition, management decided to impair the value of the acquired mineral properties by $3,503,500.  This impairment was a consequence of the assets being exploratory in nature and not being supported any ore reserves.  It is not possible to evaluate and establish the real value of the mineral properties until additional work is completed and that may take several years.  With that being stated, our position is that these acquired mineral assets, which consist of ownership of unpatented mining claims, acquired mineral leases and an option to acquire certain mineral leases granted by the Department of Natural Resources for the State of Washington cannot be truly assessed at this time.  The Company assumes that these assets have been impaired and the exchange price based on $.05 per share is not supportable as the possible value of these assets in the future.  The Company impaired the stock value exchange to $71,500 and the carrying value of all mineral properties was determined to be $484,564 as of February 28, 2013 and December 31, 2012.

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

Washington State Mineral Prospecting Leases—Bodie Project Toroda Creek-Wauconda Mining District-Kinross Gold USA, Inc:

The terms and conditions for annual prospecting leases granted from the State of Washington require the expenditure of $3.00 per acre on prospecting or exploration on an annual basis during the term of the lease. The work conducted must be performed in such a manner as to contribute directly to the evaluation of the economic mineral potential of the leased property. As an alternative there is the option to make cash payment to the State in the amount of $3.00 per acre in lieu of the performance of prospecting work for up to, but not more than three (3) years during the term of the prospecting lease. In addition to the requirement to expend $3.00 per acre on prospecting and exploration on an annual basis, there is a requirement to pay the State of Washington an annual rental fee of $2.00 per acre for the first three years of the mineral prospecting lease and $3.00 per year for each subsequent year.  Pursuant to the assignment of the Washington State prospecting permit and leases to Kinross, all annual rental fees payable to the state of Washington and work requirements were assumed by Kinross, as detailed below.  On April 5, 2013 the Company exercised an option to acquire three mineral leases located in Okanogan County, Washington, pursuant to an Option to Purchase Mineral Leases between Hydro Imaging, Inc. and Northern Adventures, Inc. (NAI) entered into on June 25, 2012 and amended on December 7, 2012, which option was transferred to us on December 28, 2012 by NAI pursuant to an Asset Purchase Agreement.  The original option was granted by HydroImaging, Inc (Hydro), a private company owned solely by David Boleneus, currently a member of our board of directors, to NAI on June 25, 2012.  Under the terms of the original option Hydro granted the right to acquire ten leases granted by the Department of Natural Resources for the State of Washington totaling 4,583.76 acres and 27 unpatented mining claims located in the Toroda Creek-Wauconda Mining district in Okanogan country in the State of Washington for the payment of an exercise price of $10,000.  An amendment to the Option to Purchase Mineral Leases on December 7, 2012 provided Hydro the authority to enter into a Mining Lease and Assignment agreement with Kinross Gold USA, Inc. (Kinross), as an alternative to transferring the ten leases and subject to Hydro executing an agreement with Kinross.  As an alternative to acquiring the ten leases and pursuant to the amendment, AMCOR was also granted an option to acquire all right, title and interest in any agreement reached between Kinross and Hydro.  On February 28,  2013, Hydro concluded a Mining Lease and Assignment agreement with Kinross transferring seven of the ten mineral leases totaling 2,934.56 acres and a lease on 27 unpatented mining claims located in Okanogan County, Washington.  See subsequent events note below.

NOTE  6 – NOTES PAYABLE

On December 28, 2012, $486,000 in promissory notes and $41,078 in related accrued interest owed to 16 individuals and entities were converted to common shares at $0.05 per share for a total of 10,541,567 shares issued.

On December 31, 2012, the Company entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $10,000 at 8% interest per annum with a maturity date of January 31, 2013.  The maturity date was extended to June 30, 2013. $2,500 of this note was paid back on February 12, 2013, leaving $7,500 outstanding.  This promissory note and accrued interest can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

As of February 28, 2013, the Company had a few minor operating loans of which $500 was convertible note.  The Company also had three other minor notes totaling $4,000 which were not convertible.

NOTE  7 – PREFERRED AND COMMON STOCK

The Company has 10,000,000 shares of preferred stock authorized and none issued.  The Company has 200,000,000 shares of common stock authorized and 89,342,679 issued and outstanding as of February 28, 2013.

On December 28, 2012, the Company issued 10,541,568 shares of common stock in exchange for the conversion of debt in the principal amount of $486,000 and accrued interest in the amount of $41,078.

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

On February 19, 2013, the Company entered into a definitive agreement relating to the private placement of $5,000 of its securities through the sale of 100,000 shares of its common stock at $0.05 per share to an accredited investor.

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

At February 28, 2013 and December 31, 2012, the Company had gross deferred tax assets calculated at the expected rate of 35% of approximately $168,900 and $162,670, respectively, principally arising from net operating loss carry forwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $168,900 and $162,670 has been established at February 28, 2013 and December 31, 2012, respectively.

The significant components of the Company’s net deferred tax asset (liabilities) at February 28, 2013 and December 31, 2012 are as follows:

	February 28, 2013	December 31, 2012
Net operating loss carryforwards	482,500	$ 464,771

Gross deferred tax assets (liabilities):
Net Operating Loss	168,900	162,670
Valuation Allowance	(168,900)	(162,670)

Net Deferred tax asset (liability)	$ -	$ -

At February 28, 2013 and December 31, 2012, the Company has net operating loss carryforwards of $482,500 and $464,771, respectively, which will expire in the years 2016 through 2031.  The net change in the allowance account was an increase of $6,230.

The Company has had a change in control during 2012 which may limit the availability of prior years’ net operating losses under the Internal Revenue Code.  The Company will be assessing the ramification of this control change to determine the effect upon future income, but has not made a determination as of February 28, 2013.  The Company is currently in default on some of its federal tax reporting obligations, but expect no material financials obligations from this default.

NOTE  10 – SUBSEQUENT EVENTS

The company's management has evaluated the company's financial information for possible material subsequent events through April 22, 2013.  The following items are subsequent events being disclosed:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

THE FOLLOWING PLAN OF OPERATIONS SECTION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q.  ALL STATEMENTS IN THIS QUARTERLY REPORT RELATED TO OUR CHANGING FINANCIAL OPERATIONS AND EXPECTED FUTURE OPERATIONAL PLANS CONSTITUTE FORWARD-LOOKING STATEMENTS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS.  FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE.

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

Since our inception to February 28, 2013, we have generated minimal revenue from our distribution and sales business, while incurring a loss of approximately $3,985,989 since inception.  Because we were unable to develop our Asian art and antiquities business into a financially viable business, the Board of Directors decided to redirect our business and to acquire mineral properties, leases on mineral properties and mining claims from Northern Adventures, Inc., a private Nevada corporation.

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

At November 30, 2012, a total of $41,078 of interest had accrued on the convertible promissory notes issued by AMCOR to 16 individuals and entities with an aggregate principal amount payable by AMCOR of $486,000.  All of these convertible promissory note holders agreed to convert the principal of their notes and the accrued interest on each note as of November 30, 2012 into 10,541,567  shares of restricted common stock at $.05 per share.

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

We anticipate that any additional funding that we require will be in the form of equity financing from the sale of restricted shares of our restricted common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our restricted shares.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing. If we are unable to secure additional funding, we will cease or suspend operations.  We have no plans, arrangements or contingencies in place in the event that we cease operations.

We will focus our future business on evolving into a growth-orientated, newly reorganized, early stage, and independent mineral and precious metal exploration company engaged in the acquisition, exploration, exploitation and development of mineral and precious metal properties; focusing our activities in the western United States.  Through the recent acquisitions from NAI, AMCOR owns all, right, title and interest in 83 unpatented mining claims which make up four properties; has the option to acquire certain mineral leases from the state of Washington covering 4,664 acres and 27 unpatented mining claims in Okanogan County; and all right, title and interest in five existing mineral leases.

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

Results of Operations

Since AMCOR was formed on July 23, 1996, it has earned minimal revenues and has incurred an accumulated deficit since its inception of approximately $3,985,989 through February 28, 2013.  Results of operations for the two months ended February 28, 2013, compared to the two months ended February 29, 2012:

Operating Expenses and Net Loss

Net cash used in operating activities during the two months ended February 28, 2013 was $32,482 as compared to net cash used in operating activities during the two months ended February 29, 2012 of $33,224.  The figures were similar for the two periods.  For the two months ended February 28, 2013, we reported a net loss of $17,718 compared to a net loss of $30,825 during the two months ended February 29, 2012.  The decrease in the net loss was primarily due to a decrease in general and administrative expenses and less interest expense.  We incurred operating expenses of $32,482 in the two months ended February 28, 2013 and $33,224 in the two months ended February 29, 2012.  The figures were similar for the two periods, but the company has begun a new exploration stage between the 2013 and 2012 periods, which would be expected to have changed the company's future expectations.

Revenues

We had no sales revenue in the two months ended February 28, 2013 and February 29, 2012.  The lack of revenue is attributable to the change in business focus of the company in 2012.

Liabilities

At February 28, 2013, we had total liabilities of $30,851 compared with $44,726 at February 29, 2012.  The decrease was due to less accounts payable and convertible notes.  Of the $30,851 in total liabilities, $18,851 was accounts payable, mostly payable to our independent auditor ($3,858) and a mineral mining consulting company ($12,259).  $8,000 was for convertible notes payable and $4,000 was for notes payable.

Liquidity and Capital Resources

With respect to long term liquidity (periods in excess of one year), we are unable to reasonably project or otherwise make assumptions concerning future cash flows or amounts of funds that may be available to us.  With additional funding to carry on and support operations, management anticipates that our operating expenses would increase in the long-term as a result of an increased acquiring, leasing, exploration, and development of mining properties, as well as general and administrative costs.

Our cash in the bank at February 28, 2013 was $5,069.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities and loans.  On December 28, 2012, AMCOR issued a total of 10,541,568 shares of restricted common stock in exchange for the conversion of debt in the amount of $486,000 and accrued interest which was $41,078 as of November 30, 2012.  At February 28, 2013, our total liabilities were $30,851.  Of these liabilities, $12,000 were from notes payable, consisting of $8,000 convertible and $4,000 non-convertible.  A $10,000 loan on December 31, 2012, with 8% interest per annum and convertible to common shares at $0.05 per share was due on January 31, 2013.  This loan was reduced by $2,500 on February 12, 2013 and the balance of $7,500 remains outstanding and the maturity date has been extended to June 30, 2013.  Four other non-interest bearing loans were outstanding at December 31, 2012, in the aggregate principal amount of $4,500 which were due on June 30, 2013, were repaid on April 4, 2013 (see Subsequent Events below).

Our recent cash burn rate in our operations during 2012 has been approximately $11,500 per month.  We expect that that cash burn rate to remain constant over the next quarter.  Given this recent rate of use of cash in our operations, and the fact that we raised additional capital in March 2013 (see Subsequent Events below) we do not have sufficient capital to carry on operations past May 2013.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital to repay loans, generate sufficient revenue, or receive further loans on an as needed basis, we will have to curtail or cease our operations.

We believe that we could experience negative operating cash flow for the foreseeable future.  At February 28, 2013, we had outstanding liabilities of $30,851 of which $18,851 was due to accounts payable and $12,000 in notes payable.  If our outstanding convertible and non-convertible loans are not repaid before June 30, 2013 and our convertible debt is not converted to equity before June 30, 2013 and we cannot repay this debt on the maturity date, we will be required to ask for extensions from the lenders or engage in another equity offering to provide capital to repay the debt.  If the lenders do not convert their debt to equity and we cannot raise further capital through and equity offering, there is a high probability that the company would become insolvent and could potentially go out of business.

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

On April 4, 2013, non interest loans in the amount of $2,000, $850, $500, and $1,150 due to the company, in aggregate of $4,500, were repaid to note holders.  $7,500 in notes payable is currently outstanding.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously-identified material weaknesses in internal control over financial reporting, as of December 31, 2012, described in the 2012 Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2013, our  disclosure controls and procedures were not effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the private placement of the securities, AMCOR is relying on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  We believed that Section 4(2) was available because the offer and sale involved sophisticated investors with full disclosure and did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.

On February 11, 2013, the Company entered into a definitive agreement relating to the private placement of $25,000 of its securities through the sale of 500,000 shares of its common stock at $0.05 per share to an accredited investor.

On February 19, 2013, the Company entered into a definitive agreement relating to the private placement of $5,000 of its securities through the sale of 100,000 shares of its common stock at $0.05 per share to an accredited investor.

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

10.3

Notice of Intent to Exercise Option  Agreement between AMCOR and HydroImaging, Inc dated April 5, 2013. (incorporated hereto by reference to Form 8-K, Exhibit 10.1 filed with the Securities and Exchange commission on April 11, 2013, file number 000-50738)

10.4

Mining Lease and Assignment agreement between Kinross Gold USA, Inc. and Hydro Imaging, Inc. dated February 28, 2013. (incorporated hereto by reference to Form 8-K, Exhibit 10.2 filed with the Securities and Exchange commission on April 11, 2013, file number 000-50738)

31.1	Section 302(a) Principal Executive Officer Certification

31.2	Section 302(a) Principal Financial Officer Certification

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

* Incorporated by reference to the Registrant's Registration Statement on Form 10SB12G filed on May 3, 2004, File No. 000-50738

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APD ANTIQUITIES, INC.

BY: /s/ Frank H. Blair Date: April 22, 2013
Frank H. Blair Frank Blair, President, CEO