Form 10-Q
period 2013-05-31
AMERICAN CORDILLERA MINING Corp
filed 2013-07-22
CIK 1289046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2013.

[ ]	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to __________.

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

Yes [   ]   No [X]

As of July 22, 2013, there were 89,482,679 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CORDILLERA MINING CORPORATION

INDEX TO FINANCIAL STATEMENTS

MAY 31, 2013

Consolidated Balance Sheets as of May 31, 2013 and December 31, 2012	4

Consolidated Statements of Operations for the Three Months Ended May 31, 2013
and May 31, 2012, and the Five Months Ended May 31, 2013 and May 31, 2012, and the period from December 28, 2012 through May 31, 2013	5

Consolidated Statements of Cash Flows for the Three Months Ended May 31, 2013
and May 31, 2012, the Five Months Ended May 31, 2013 and May 31, 2012, and the period from December 28, 2012 through May 31, 2013	6

Notes to Consolidated Financial Statements	7

AMERICAN CORDILLERA MINING CORPORATION (Formerly APD Antiquities, Inc.)
AN EXPLORATION STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

	May 31, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$ 709	$ 10,051
Prepaid expenses	3,482	4,382
Total Current Assets	4,191	14,433

Mineral rights	494,564	484,564

TOTAL ASSETS	$ 498,755	$ 498,997

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 70,645	$ 30,226
Convertible notes payable	15,500	10,500
Notes payable	-	4,000
Total Current Liabilities	86,145	44,726

LONG TERM LIABILITIES	-	-

TOTAL LIABILITIES	86,145	44,726

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 10,000,000 shares authorized, $0.001 par value; no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized, $0.001 par value; 89,482,679 and 88,742,679 shares issued and outstanding, respectively	89,483	88,743
Additional paid-in capital	4,366,970	4,333,799
Accumulated deficit prior to exploration stage	(462,504)	(462,504)
Accumulated deficit during the exploration stage	(3,581,339)	(3,505,767)
Total Stockholders' Equity (Deficit)	412,610	454,271

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 498,755	$ 498,997

The accompanying notes are an integral part of these financial statements

AMERICAN CORDILLERA MINING CORPORATION
(Formerly APD Antiquities, Inc.) AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					For the Period from
					December 28, 2012 (Inception)
	Three Months Ended		Five Months Ended		through
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012	May 31, 2013

SALES	$ -	$ -	$ -	$ -	$ -
COST OF GOODS SOLD	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

EXPENSES
Marketing	-	102	-	602	-
Rent	900	900	1,500	1,500	1,500
General and administrative	6,326	616	6,637	2,657	6,645
Professional fees	80,270	8,992	107,666	35,634	109,925
Land consulting	-	31,259	-	31,259	-
TOTAL EXPENSES	87,496	41,869	115,803	71,652	118,069

LOSS FROM OPERATIONS	(87,496)	(41,869)	(115,803)	(71,652)	(118,069)

OTHER INCOME (EXPENSE)
Interest income	-	1,746	-	5,002	-
Other income	30,000	-	40,589	-	40,589
Interest expense	(358)	(2,282)	(358)	(6,580)	(358)
Loss on impairment	-	-	-	-	(3,503,500)
TOTAL OTHER INCOME (EXPENSE)	29,642	(536)	40,231	(1,578)	(3,463,269)

LOSS BEFORE INCOME TAXES	(57,854)	(42,405)	(75,572)	(73,230)	(3,581,339)

INCOME TAXES	-	-	-	-	-

NET LOSS	$ (57,854)	$ (42,405)	$ (75,572)	(73,230)	$ (3,581,339)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	89,388,833	5,651,111	89,201,346	5,762,237

The accompanying notes are an integral part of these financial statements

AMERICAN CORDILLERA MINING CORPORATION (Formerly APD Antiquities, Inc.)
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			For the Period from
			December 28, 2012 (Inception)
	Five Months Ended		through
	May 31, 2013	May 31, 2012	May 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (75,572)	$ (73,230)	$ (3,581,339)
Loss on impairment	-	-	3,503,500
Non-cash reduction in expenses	(3,089)	-	(3,089)
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in interest receivable	-	(10,497)	-
Increase (decrease) in accounts payable	40,060	9,170	42,319
Increase (decrease) in prepaid expenses	900	-	900
Increase (decrease) in interest payable	359	6,581	359
Net cash used by operating activities	(37,342)	(67,976)	(37,350)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral rights	(10,000)	-	(10,000)
Increase in receivable	-	(62,005)	-
Net cash used by investing activities	(10,000)	(62,005)	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	37,000	71,000	37,000
Proceeds from convertible notes payable	8,000	65,000	18,000
Payment of note payable	(7,000)	(20,000)	(7,000)
Net cash provided by financing activities	38,000	116,000	48,000

NET INCREASE (DECREASE) IN CASH	(9,342)	(13,981)	650
CASH, BEGINNING OF PERIOD	10,051	15,040	59
CASH, END OF PERIOD	$ 709	$ 1,059	$ 709

NON-CASH INVESTING AND FINANCING ACTIVITES
Shares issued for mineral rights	$ -	$ -	$ 3,575,000

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

AMERICAN CORDILLERA MINING CORP.

(Formerly APD Antiquities, Inc.)

Notes to the Consolidated Financial Statements

May 31, 2013

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

The Company maintains its corporate office in Spokane, Washington.  The Company’s 2012 fiscal year end was December 31, however the 2013 fiscal year has been changed to November 30th and the Company filed its transitional first quarter as of the two months ended February 28, 2013.

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

In the opinion of management, these financial statements reflect all adjustments that are necessary for a fair statement of the results for the periods presented.  All adjustments were of a normal recurring nature.  These interim financial statements should be read in conjunction with the annual financial statements of the Company included in its 2012 Annual Report on Form 10-K.

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

Income taxes

The Company accounts for income taxes under paragraph 740-10-30-2 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to paragraph of 260-10-45-10 of the FASB Accounting Standards Codification.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.  There were no potentially dilutive shares outstanding as of May 31, 2013 and May 31, 2012.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of AMCOR’s financial position and results of operations.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $4,043,843 at May 31, 2013, and had a net loss of $75,572 and net cash used in operating activities of $37,342 for the five months ended May 31, 2013.

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

As part of the acquisition of the properties the Company converted a note receivable from Northern Adventures LLC of $382,500 and accrued interest on the note of $30,564.  The Company also issued 71,500,000 shares of its common stock valued at $0.05 per share for a total stock value of $3,575,000.  The Company recognized a total acquisition cost of the mineral properties of $3,988,064.  Subsequent to the acquisition, management decided to impair the value of the acquired mineral properties by $3,503,500.  This impairment was a consequence of the assets being exploratory in nature and not being supported any ore reserves.  It is not possible to evaluate and establish the real value of the mineral properties until additional work is completed and that may take several years.  With that being stated, our position is that these acquired mineral assets, which consist of ownership of unpatented mining claims, acquired mineral leases and an option to acquire certain mineral leases granted by the Department of Natural Resources for the State of Washington cannot be truly assessed at this time.  The Company assumes that these assets have been impaired and the exchange price based on $.05 per share is not supportable as the possible value of these assets in the future.  The Company impaired the stock value exchange to $71,500 and the carrying value of all mineral properties was determined to be $484,564 as of December 31, 2012.  During the quarter ended May 31, 2013, the company paid $10,000 to acquire additional rights from Hydro Imaging, Inc. As of May 31, 2013, the carrying value of mineral properties was $494,564.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Rental Agreement

The Company has a month-to-month rental agreement for office space in Spokane, Washington.  The monthly rent is $300.

Obligations Under Mineral Property Agreements

We currently have five mineral properties leased from third parties and an option to acquire mineral prospecting and leases from the State of Washington, plus 27 unpatented mining claims.  Below is a summary of the financial obligations, terms and conditions of each of the five leases:

Bayhorse Mine:

The date of our mining lease with Bayhorse Silver Mine LLC is June 26, 2012. The term of the lease on the three patented and 21 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, mined, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start up of ore production are expected to commence within one year.  The initial consideration for the lease was a cash payment of ten thousand ($10,000) dollars. Annual minimum advanced royalties will be due the Lessor on the following basis.  We are required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  In July 2013, the first anniversary royalty payment was deferred until December 31, 2013, or payable within ten business days after AMCOR secures funding in excess of $500,000.  There are also work requirements for each year and the lease calls for a variable net smelter royalty in the future. The first year's work requirement has been deferred, allowed to be accomplished at the earliest possible time, weather permitting.

Vienna Mine:

The date of our mining lease with Martin Clemets is June 26, 2012. The term of the lease on 18 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start up of ore production are expected to commence within one year. The initial consideration for the lease was a cash payment of five thousand ($5,000) dollars.  Annual minimum advanced royalties will be due the Lessor on the following basis.  We are required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  In July 2013, the first anniversary royalty payment was deferred until December 31, 2013, or payable within ten business days after AMCOR secures funding in excess of $500,000.  There are also work requirements for each year and the lease calls for a variable net smelter royalty in the future. The first year's work requirement has been deferred, allowed to be accomplished at the earliest possible time, weather permitting.

Monitor-Richmond-Copper Age Mines:

The date of our mining lease with Northern Adventures LLC is June 27, 2012. The term of the lease on 20 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start up of ore production are expected to commence within one year. The initial consideration for the lease was a cash payment of five thousand ($5,000) dollars. Annual minimum advanced royalties will be due the Lessor on the following basis. We are required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  The year one payment has been satisfied by Archean Star, our joint venture partner on the project. There are also work requirements for each year and the lease calls for a variable net smelter royalty in the future.    The work requirements for year one have been satisfied by Archean Star, our joint venture partner on the project.  On February 5, 2013, the Company entered into a definitive Option Joint Venture Agreement with Archean Star Resources Inc. (ASR) pertaining to these 20 unpatented claims leased by AMCOR pursuant to a Mining Lease with Northern Adventures.

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

Quartz Creek:

The date of our mining lease with Northern Adventures, LLC is June 26, 2012. The term of the lease on 37 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start up of ore production are expected to commence within one year.  The initial consideration for the lease was a cash payment of twenty five thousand ($25,000) dollars. Annual minimum advanced royalties will be due the Lessor on the following basis.  We are required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  In July 2013, the first anniversary royalty payment was deferred until December 31, 2013, or payable within ten business days after AMCOR secures funding in excess of $500,000.  There are also work requirements for each year and the lease calls for a variable net smelter royalty in the future. The first year's work requirement has been deferred, allowed to be accomplished at the earliest possible time, weather permitting.

Trout Creek:

The date of our mining lease with Northern Adventures LLC is June 26, 2012. The term of the lease on 58 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start up of ore production are expected to commence within one year.  The initial consideration for the lease was a cash payment of twenty five thousand ($25,000) dollars. Annual minimum advanced royalties will be due the Lessor on the following basis.  We are required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  In July 2013, the first anniversary royalty payment was deferred until December 31, 2013, or payable within ten business days after AMCOR secures funding in excess of $500,000.  There are also work requirements for each year and the lease calls for a variable net smelter royalty in the future. The first year's work requirement has been deferred, allowed to be accomplished at the earliest possible time, weather permitting.

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

Kinross Agreement

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

On December 31, 2012, the Company entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $10,000 at 8% interest per annum with a maturity date of January 31, 2013.  The maturity date was extended to December 31, 2013. $2,500 of this note was paid back on February 12, 2013, leaving $7,500 outstanding.  This promissory note and accrued interest can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

As of February 28, 2013, the Company had a few minor non-interest bearing operating loans.  One $500 note was a convertible note.  Three other notes totaling $4,000 were not convertible.  On April 4, 2013, these notes in the amounts of $2,000, $850, $500, and $1,150 due to the company, in aggregate of $4,500, were repaid to note holders.

On March 8, 2013, the Company entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $5,000 at 5% interest per annum with a maturity date of June 30, 2013.  On June 30, 2013, the maturity date of this convertible promissory note was extended to December 31, 2013.

On March 21, 2013, the Company entered into a definitive agreement with an accredited investor and executed a convertible promissory note relating to a loan in the amount of $3,000 at 5% interest per annum with a maturity date of June 30, 2013.  On June 30, 2013, the maturity date of this convertible promissory note was extended to December 31, 2013.

NOTE  7 – PREFERRED AND COMMON STOCK

The Company has 10,000,000 shares of preferred stock authorized and none issued.  The Company has 200,000,000 shares of common stock authorized and 89,482,679 issued and outstanding as of May 31, 2013.

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

On February 11, 2013, the Company entered into a definitive agreement relating to the private placement of $25,000 of its securities through the sale of 500,000 shares of its common stock at $0.05 per share to an investor.

On February 19, 2013, the Company entered into a definitive agreement relating to the private placement of $5,000 of its securities through the sale of 100,000 shares of its common stock at $0.05 per share to an investor.

On May 1, 2013, the Company entered into a definitive agreement relating to the private placement of $7,000 of its securities through the sale of 140,000 shares of its common stock at $0.05 per share to an investor.

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

At May 31, 2013 and December 31, 2012, the Company had gross deferred tax assets calculated at the expected rate of 35% of approximately $189,000 and $163,000, respectively, principally arising from net operating loss carry forwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $189,000 and $163,000 has been established at May 31, 2013 and December 31, 2012, respectively.

The significant components of the Company’s net deferred tax asset (liabilities) at May 31, 2013 and December 31, 2012 are as follows:

	May 31, 2013	December 31, 2012
Net operating loss carryforwards	$ 540,000	$ 464,000

Gross deferred tax assets (liabilities):
Net Operating Loss	$ 189,000	$ 163,000
Valuation Allowance	(189,000)	(163,000)

Net Deferred tax asset (liability)	$ -	$ -

At May 31, 2013 and December 31, 2012, the Company has net operating loss carryforwards of approximately $540,000 and $464,000, respectively, which will expire in the years 2016 through 2031.  The net change in the allowance account was an increase of approximately $26,000.

The Company has had a change in control during 2012 which may limit the availability of prior years’ net operating losses under the Internal Revenue Code.  The Company will be assessing the ramification of this control change to determine the effect upon future income, but has not made a determination as of May 31, 2013.  The Company is currently in default on some of its federal tax reporting obligations, but expect no material financials obligations from this default.

NOTE  10 – SUBSEQUENT EVENTS

The company's management has evaluated the company's financial information for possible material subsequent events through July 22, 2013.  The following items are subsequent events being disclosed:

On June 28, 2013, we issued a convertible promissory note to an affiliated accredited investor, AMCOR Director Manuel Graiwer, relating to a loan in the amount of $20,000 at 5% interest per annum with a maturity date of September 26, 2013.  The loan is convertible for common stock anytime at $0.05 per share for common stock.

For the following properties:  Bayhorse, Vienna, Quartz Creek, and Trout Creek, the first anniversary royalty payable due in June 2013 which in aggregate was $40,000 was deferred in July 2013 until December 31, 2013, or payable within ten business days after AMCOR secures funding in excess of $500,000, under contract modifications agreed to by all parties.  Also, for the following properties:  Bayhorse, Vienna, Quartz Creek, and Trout Creek, the first year's work requirement has been deferred, allowed to be accomplished at the earliest possible time, weather permitting.

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

Since our inception to May 31, 2013, we have generated minimal revenue from our distribution and sales business, while incurring a loss of approximately $4,043,843 since inception.  Because we were unable to develop our Asian art and antiquities business into a financially viable business, the Board of Directors decided to redirect our business and to acquire mineral properties, leases on mineral properties and mining claims from Northern Adventures, Inc., a private Nevada corporation.

On December 28, 2012, AMCOR, AMCOR Exploration, Inc. a wholly owned subsidiary of American Cordillera Mining Corporation, Northern Adventures, LLC, and Northern Adventures, Inc. entered into an Asset Purchase Agreement to assign all right, title, and interest of specific NAI owned assets to AMCOR Exploration, with NAI shareholders, on a post acquisition basis, will hold a controlling 80.5% interest in American Cordillera Mining Corporation.  The Asset Purchase Agreement was executed on December 28, 2012 by issuing restricted common stock as consideration to Northern Adventures, Inc. and the exchange of certain promissory notes from Northern Adventures LLC detailed in the Asset Purchase Agreement.  Under the terms of the Asset Purchase Agreement, AMCOR exchanged loans to NALLC in the amount of $382,500 including additional accrued interest and issued NAI 71,500,000 shares of restricted common stock as a total consideration for the mineral assets acquired.  With the issuance of the 71,500,000 shares to NAI for transferring to its shareholders as a dividend, they own the controlling interest in AMCOR.

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

We plan to structure our operations in such a way as to keep our capital expenditures and administrative expenses to a minimum.  Overhead and staff will be kept to a minimum and the majority of operational duties will be outsourced to consultants and independent contractors.  We currently have no employees, but we expect to eventually hire three to five employees, commensurate with the development of our business and the availability of additional capital from the future sale of common stock, of which there is no assurance.  We believe that most operational responsibilities can be handled by the officers and directors, and through the working partnership of other consultants.  Two of our officers may draw salaries in the future, Frank H. Blair, our President and CEO, and Dwight Weigelt, CPA, our Secretary, Treasurer and Chief Financial Officer.  Our other officers and directors may be retained on an as needed basis and will be paid an hourly rate to be determined by the Board and reimbursed any out of pocket expenses.

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

Kinross Agreement

On April 5, 2013 AMCOR exercised an option to acquire three mineral leases located in Okanogan County, Washington from Hydro Imaging, Inc., pursuant to an Option to Purchase Mineral Leases between Hydro Imaging, Inc. and Northern Adventures, Inc. (NAI) entered into on June 25, 2012 and amended on December 7, 2012, which option was transferred to us on December 28, 2012 by NAI pursuant to an Asset Purchase Agreement.  We also acquired Hydro Imaging’s rights in a Mineral Lease and Assignment agreement with Kinross Gold USA, Inc.  The original option was granted by HydroImaging, Inc (Hydro), a private company owned solely by David Boleneus, currently a member of our board of directors, to NAI on June 25, 2012.  Under the terms of the original option Hydro granted the right to acquire ten leases granted by the Department of Natural Resources for the State of Washington totaling 4,583.76 acres and 27 unpatented mining claims located in the Toroda Creek-Wauconda Mining district in Okanogan country in the State of Washington for the payment of an exercise price of $10,000.

On February 28, 2013, Hydro concluded the Mining Lease and Assignment agreement with Kinross concerning seven of the ten mineral leases totaling 2,934.56 acres and a lease on 27 unpatented mining claims located in Okanogan County, Washington.  Seven of the state leases were transferred from Hydro to Kinross and approved by the State of Washington on March 27, 2013.  Pursuant to the terms of the Kinross agreement, Kinross will assume all of the underlying obligations, annual rental expenses, and work requirements related to the seven leases and 27 unpatented mining claims.

Under the terms of the Mining Lease and Assignment agreement acquired by AMCOR from Hydro-Imaging, Kinross will pay AMCOR production royalties as follows: a 1% net smelter return royalty on all minerals extracted from the area covered by the 7 leases and a 2.5% net smelter return royalty on all minerals extracted from the area covered by the 27 unpatented mining claims.  The amount of royalties to be paid (both production royalties and advance royalty payments) are capped at $3 million per lease.  Kinross will also pay advance royalty payments in the aggregate amount of $1 million as follows:  $15,000 payable within 7 days of February 28, 2013, the effective date, $15,000 payable within 15 days of the effective date, $40,000 payable on February 28, 2014, $50,000 payable on February 28, 2015, and thereafter the annual advance royalty payment is to increase by 5% per year up to a maximum annual payment of $100,000.  The obligation to pay the advance royalty payment shall cease once an aggregate of $1 million has been paid.  Advance minimum royalty payments shall be creditable against the production royalties.  The production royalty payments for minerals produced from the state leases shall be capped at $3,000,000 for each of the seven leases, including any advanced royalty payments to be offset.  Kinross also undertakes to make such payments and undertake such other actions necessary to maintain the seven state mining leases and the unpatented claims in effect and good standing.

Results of Operations

Since AMCOR was formed on July 23, 1996, it has earned minimal revenues and has incurred an accumulated deficit since its inception of approximately $4,043,843 through May 31, 2013.  Results of operations are as follows:

Operating Expenses and Net Loss

Net cash used in operating activities during the three months ended May 31, 2013 was $37,342 as compared to net cash used in operating activities during the three months ended May 31, 2012 of $67,976.  The significant decrease in net cash used between the periods was attributable mainly to an increase in accounts payable of $31,249 related to an increase in professional fees.  For the five months ended May 31, 2013, we reported a net loss of $75,572 compared to a net loss of $73,230 during the five months ended May 31, 2012.  There was a large decrease in land consulting expenses of $31,259 and a large increase in professional fee expenses of $72,032, as well as a minor increase of $3,980 in general and administrative expenses.  An increase of other income between the periods of $40,589 made the net loss for each period similar.  We have begun a new exploration stage between the 2013 and 2012 periods, which would be expected to change our future expectations.

Revenues

We had no sales revenue in the five months ended May 31, 2013 and May 31, 2012.  The lack of revenue is attributable to the change in business focus of our company in 2012.

Liabilities

At May 31, 2013, we had total liabilities of $86,145 and $44,726 at December 31, 2012.  The increase was due to more accounts payable.  Of the $86,145 in total liabilities, $70,645 was accounts payable, mostly payable to our independent auditor of $47,858.  In addition, $15,500 of liabilities was for convertible notes payable.

Liquidity and Capital Resources

Our cash in the bank at May 31, 2013 was $709.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities and loans.  On December 28, 2012, AMCOR issued a total of 10,541,568 shares of restricted common stock in exchange for the conversion of debt in the amount of $486,000 and accrued interest of $41,078 as of November 30, 2012.  At May 31, 2013, our total liabilities were $86,145.  Of these liabilities, $15,500 were from convertible notes payable all due December 31, 2013.  A $10,000 loan on December 31, 2012, with 8% interest per annum and convertible to common shares at $0.05 per share was due on January 31, 2013.  This loan was reduced by $2,500 on February 12, 2013 and the balance of $7,500 remains outstanding and the maturity date has been extended to December 31, 2013.  Four other non-interest bearing loans that were outstanding at December 31, 2012, in the aggregate principal amount of $4,500 were repaid on April 4, 2013. On March 8, 2013, we issued a convertible promissory note to an accredited investor relating to a loan in the amount of $5,000 at 5% interest per annum with a maturity date of June 30, 2013.  On March 21, 2013, we issued a convertible promissory note to an accredited investor relating to a loan in the amount of $3,000 at 5% interest per annum with a maturity date of June 30, 2013.  The maturity date of these notes was extended to December 31, 2013.   On June 28, 2013, we issued a $20,000 convertible promissory note to an affiliate, Manuel Graiwer, who is a Director of the Company.  (See subsequent event section below).

Our recent cash burn rate in our operations during 2013 has been approximately $15,500 per month.  We expect that that cash burn rate to decrease over the next quarter due to decreased professional fees.  Given this recent rate of use of cash in our operations, and the additional capital we raised in May 2013, we do not have sufficient capital to carry on operations past August 2013.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital to repay loans, generate sufficient revenue, or receive further loans on an as needed basis, we will have to curtail or cease our operations.

We believe that we could experience negative operating cash flow for the foreseeable future.  If our outstanding convertible loans are not repaid before their due dates of September 26, 2013 and December 31, 2013, and our convertible debt is not converted to equity before these dates and we cannot repay this debt on the maturity date, we will be required to ask for extensions from the lenders or engage in another equity offering to provide capital to repay the debt.  If the lenders do not convert their debt to equity and we cannot raise further capital through and equity offering, there is a high probability that the company would become insolvent and could potentially go out of business.

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

Going Concern

Our independent public accountants have included explanatory paragraphs in their report on our financial statements for the years ended December 31, 2012 and 2011, which express substantial doubt about our ability to continue as a going concern.  As discussed in Note 3 of our financial statements included with our 2012 Annual Report on Form 10-K, we have suffered recurring losses from operations since inception and have an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies and Estimates

Please see Note 2 of the financial statements.

Subsequent Events

On June 28, 2013, we issued a convertible promissory note to an affiliated accredited investor, AMCOR Director Manuel Graiwer, relating to a loan in the amount of $20,000 at 5% interest per annum with a maturity date of September 26, 2013.  The loan is convertible for common stock anytime at $0.05 per share for common stock.

For the following properties:  Bayhorse, Vienna, Quartz Creek, and Trout Creek, the first anniversary royalty payable due in June 2013 which in aggregate was $40,000 was deferred in July 2013 until December 31, 2013, or payable within ten business days after AMCOR secures funding in excess of $500,000, under contract modifications agreed to by all parties.  Also, for the following properties:  Bayhorse, Vienna, Quartz Creek, and Trout Creek, the first year's work requirement has been deferred, allowed to be accomplished at the earliest possible time, weather permitting.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously-identified material weaknesses in internal control over financial reporting, as of December 31, 2012, described in the 2012 Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2013, our  disclosure controls and procedures were not effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 1, 2013, we entered into a definitive agreement relating to the private placement of $7,000 of its securities through the sale of 140,000 shares of its common stock at $0.05 per share to an individual.  In that private placement we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  We believed that Section 4(2) was available because the offer and sale involved sophisticated investors with full disclosure and did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.

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

APD ANTIQUITIES, INC.

BY: /s/ Frank H. Blair Date: July 22, 2013
Frank H. Blair Frank Blair, President, CEO