Form 10-Q
period 2013-08-31
AMERICAN CORDILLERA MINING Corp
filed 2013-10-21
CIK 1289046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2013.

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

Yes [   ]   No [X]

As of October 21, 2013, there were 89,882,679 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CORDILLERA MINING CORPORATION

INDEX TO FINANCIAL STATEMENTS

AUGUST 31, 2013

Consolidated Balance Sheets as of August 31, 2013 and December 31, 2012	4

Consolidated Statements of Operations and Other Comprehensive Income for the Three Months Ended August 31, 2013 and August 31, 2012, and the Eight Months Ended August 31,
2013 and August 31, 2012, and the period from December 28, 2012 through August 31, 2013	5

Consolidated Statements of Cash Flows for the Eight Months Ended August 31, 2013
and August 31, 2012, and the period from December 28, 2012 through August 31, 2013	6

Notes to Consolidated Financial Statements	7

AMERICAN CORDILLERA MINING CORPORATION
AN EXPLORATION STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

	August 31, 2013	December 31, 2012
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$ 20,991	$ 10,051
Prepaid expenses	3,482	4,382
Total Current Assets	24,473	14,433
Mineral rights	494,564	484,564
Investments	87,500	-

TOTAL ASSETS	$ 606,537	$ 498,997

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 74,893	$ 30,226
Convertible notes payable	35,500	10,500
Notes payable	-	4,000
Total Current Liabilities	110,393	44,726

TOTAL LIABILITIES	110,393	44,726

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 10,000,000 shares authorized, $0.001 par value; no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized, $0.001 par value; 89,782,679 and 88,742,679 shares issued and outstanding, respectively	89,783	88,743
Additional paid-in capital	4,383,670	4,333,799
Accumulated other comprehensive income	87,500	-
Accumulated deficit prior to exploration stage	(462,504)	(462,504)
Accumulated deficit during the exploration stage	(3,602,305)	(3,505,767)
Total Stockholders' Equity (Deficit)	496,144	454,271

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 606,537	$ 498,997

The accompanying notes are an integral part of these financial statements.

AMERICAN CORDILLERA MINING CORPORATION
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONSAND OTHER COMPREHENSIVE INCOME
(unaudited)

					For the Period from
					December 28, 2012
	3 Months Ended		8 Months Ended		through
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012	August 31, 2013

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Marketing	-	175	-	777	-
Rent	1,200	900	2,700	2,700	2,700
General and administrative	3,248	398	9,885	3,055	9,893
Professional fees	16,090	19,552	123,756	55,186	126,015
Land consulting	-	-	-	31,259	-
TOTAL EXPENSES	20,538	21,025	136,341	92,977	138,608

LOSS FROM OPERATIONS	(20,538)	(21,025)	(136,341)	(92,977)	(138,608)

OTHER INCOME (EXPENSE)
Interest income	-	5,495	-	10,497	-
Other income	-	-	40,589	-	40,589
Interest expense	(428)	(6,967)	(786)	(13,547)	(786)
Loss on impairment	-	-	-	-	(3,503,500)
TOTAL OTHER INCOME (EXPENSE)	(428)	(1,472)	39,803	(3,050)	(3,463,697)

INCOME (LOSS) BEFORE INCOME TAXES	(20,967)	(22,497)	(96,538)	(96,027)	(3,602,305)

INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	(20,967)	(22,497)	(96,538)	(96,027)	(3,602,305)

OTHER COMPREHENSIVE INCOME
Unrealized gain on investments	87,500	-	87,500	-	87,500
TOTAL COMPREHENSIVE INCOME (LOSS)	$ 66,534	$ -	$ (9,038)	$ -	$ 3,514,805

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	89,495,866	6,151,111	89,319,332	6,054,532

The accompanying notes are an integral part of these financial statements

AMERICAN CORDILLERA MINING CORPORATION
AN EXPLORATION STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			For the Period from
			December 28, 2012
	8 Months Ended		through
	August 31, 2013	August 31, 2012	August 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (96,538)	$ (96,027)	$ (3,602,305)
Loss on impairment	-		3,503,500
Non-cash reduction in expenses	(3,089)	-	(3,089)
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in interest receivable	-	(10,496)	-
Increase (decrease) in accrued expenses	-	(6,000)	-
Increase (decrease) in accounts payable	43,881	20,920	46,140
Increase (decrease) in prepaid expenses	900	-	900
Increase (decrease) in interest payable	786	13,547	786
Net cash used by operating activities	(54,060)	(78,056)	(54,068)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral rights	(10,000)	-	(10,000)
Increase in receivable	-	(135,000)	-
Net cash used by investing activities	(10,000)	(135,000)	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	54,000	71,000	54,000
Proceeds from convertible notes payable	28,000	149,000	38,000
Payment of note payable	(7,000)	(20,000)	(7,000)
Net cash provided by financing activities	75,000	200,000	85,000

NET INCREASE (DECREASE) IN CASH	10,940	(13,056)	20,932
CASH, BEGINNING OF PERIOD	10,051	15,040	59
CASH, END OF PERIOD	$ 20,991	$ 1,984	$ 20,991

NON-CASH INVESTING AND FINANCING ACTIVITES
Shares issued for mineral rights	$ -	$ -	$ 3,575,000

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

AMERICAN CORDILLERA MINING CORP.

An Exploration Stage Company

Notes to the Consolidated Financial Statements

August 31, 2013

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

American Cordillera Mining Corporation (formally APD Antiquities, Inc., and hereinafter “AMCOR” or “the Company”) was incorporated on July 23, 1996 under the laws of the State of Nevada for the purpose of acquiring, importing, marketing, and selling valuable antiquity and art items of Asian origin.

The Company is an exploration stage company in the mineral industry.  The Company is locating, exploring, acquiring and developing mineral properties.  Our business operations are currently limited to mineral exploration/development of selected properties in North America.  The Company will continue with this segment of its business plan.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined in Topic 825 in the Accounting Standards Codification (ASC 825) include cash and cash equivalents, deposits and prepaid expenses, investments in available-for-sale securities, accounts payable and short-term borrowings.  All instruments other than the investments in available-for-sale securities are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at the reporting dates.  Investments in available-for-sale securities are recorded at fair value at the reporting dates in accordance with ASC Topic 825.

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

Investments

The Company determines the appropriate classification of marketable securities at the time of acquisition and reevaluates this designation as of each balance sheet date.  The Company classifies these securities as either held-to-maturity, trading, or available-for-sale.  All marketable securities and restricted investments were classified as available-for-sale securities.  The Company classifies its investments as "available for sale" because it does not intend to actively buy and sell for short-term profits.  The Company's investments are subject to market risk, primarily interest rate and credit risk.  The fair value of investments is determined using observable or quoted market prices for those securities.

Available-for-sale securities are carried at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss).  Realized gains and losses, declines in value judged to be other than temporary and interest on available-for-sale securities are included in net income.  The cost of securities sold is based on the specific identification method.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to paragraph of 260-10-45-10 of the FASB Accounting Standards Codification.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.  There were no potentially dilutive shares outstanding as of August 31, 2013 and August 31, 2012.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $4,064,809 at August 31, 2013, and had a net loss of $96,538 and net cash used in operating activities of $54,060 for the eight months ended August 31, 2013.  These facts raise substantial doubt about the company continuing as a going concern.

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

NOTE 4 – MINERAL PROPERTY ACQUISITION

Pursuant to the execution of the Asset Purchase Agreement on December 28, 2012, the Company acquired certain mineral properties and interests made up of the following nine projects which will be owned outright by our company or controlled pursuant to mineral lease agreements or options to acquire leases: 1) an agreement to explore and acquire the Bayhorse silver mine consisting of 3 patented and 10 unpatented claims located in Baker County, Oregon; 2) a lease agreement pertaining to 37 unpatented mining claims located on Quartz Creek, in Mineral County, Montana; 3) a lease agreement pertaining to 58 unpatented mining claims located Trout Creek, in Mineral County, Montana; 4) a lease agreement pertaining to 18 unpatented mining claims referred to as the Vienna prospect locate in Shoshone County, Idaho; 5) a lease agreement pertaining to the Monitor-Richmond and Copper Age mines consisting of a total of 105 unpatented mining claims (20 original claims and Archean Resources, Inc., our joint venture partner for this lease, has paid for an additional 85 claims that are in our area of influence covered by the agreements) located in Shoshone County, Idaho; 6) ten state leases were acquired by the company and seven of the ten leases were assign to Kinross Gold USA, Inc. (“Kinross”) pursuant to an agreement between the Company and Kinross and three leases have been retained by the company and are currently in good standing.; 7) acquisition agreements pertaining to 15 unpatented mining claims located in Stevens County, Washington referred to as the Box Group; 8) acquisition agreements pertaining to 15 unpatented mining claims located in Stevens County, Washington referred to as the McKinley-McNally Property; and 9) directly owned all right, title, and claim to 26 unpatented claims commonly known as the North Moccasin Project or Plum Claims located in Fergus County, Montana.  In addition to these nine projects, we also seek to find, develop, produce and sell other precious metal and mineral property interests.

As part of the acquisition of the properties the Company converted a note receivable from Northern Adventures LLC of $382,500 and accrued interest on the note of $30,564.  The Company also issued 71,500,000 shares of its common stock valued at $0.05 per share for a total stock value of $3,575,000.  The Company recognized a total acquisition cost of the mineral properties of $3,988,064.  Subsequent to the acquisition, management decided to impair the value of the acquired mineral properties by $3,503,500.  This impairment was a consequence of the assets being exploratory in nature and not being supported any ore reserves.  It is not possible to evaluate and establish the real value of the mineral properties until additional work is completed and that may take several years.  With that being stated, our position is that these acquired mineral assets, which consist of ownership of unpatented mining claims, acquired mineral leases and an option to acquire certain mineral leases granted by the Department of Natural Resources for the State of Washington cannot be truly assessed at this time.  The Company assumes that these assets have been impaired and the exchange price based on $.05 per share is not supportable as the possible value of these assets in the future.  The Company impaired the stock value exchange to $71,500 and the carrying value of all mineral properties was determined to be $484,564 as of December 31, 2012.  During the quarter ended May 31, 2013, the company paid $10,000 to acquire additional rights from Hydro Imaging, Inc.  As of August 31, 2013, the carrying value of mineral properties was $494,564.

See the discussion in Note 5 under Obligations Under Mineral Property Agreements for the details on each of the above properties.

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

Bayhorse Mine:

The date of our mining lease with Bayhorse Silver Mine LLC is June 26, 2012. The term of the lease on the three patented and 10 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, mined, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start up of ore production are expected to commence within one year.  The initial consideration for the lease was a cash payment of ten thousand ($10,000) dollars.  Annual minimum advanced royalties will be due the Lessor on the following basis.  We are required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  In July 2013, the first anniversary royalty payment was deferred until December 31, 2013, or payable within ten business days after AMCOR secures funding in excess of $500,000.  There are also work requirements for each year and the lease calls for a variable net smelter royalty in the future. The first year's work requirement has been deferred, allowed to be accomplished at the earliest possible time, weather permitting.

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

Archean Star Agreement

On February 5, 2013, we entered into a definitive Option and Joint Venture Agreement with Archean Star Resources Inc. (ASR) pertaining to 20 unpatented claims leased by AMCOR pursuant to a Mining Lease with Northern Adventures, LLC.  On June 27, 2012, Northern Adventures, LLC originally entered into the Mining Lease with Northern Adventures, Inc., and AMCOR assumed the rights in that Mining Lease from Northern Adventures, Inc. pursuant to the Asset Purchase Agreement dated December 28, 2013.  As part of the transaction, AMCOR received 500,000 shares of ASR common stock and will receive an additional 500,000 shares of ASR common stock on the second and third anniversaries of the agreement, subject to ASR going forward with the agreement after year one.  (See Note 6)  ASR will assume the obligations of the underlying lease agreement and paid an up-front fee of $7,500 to AMCOR.  Under the terms of the agreement ASR can earn up to 80% ownership interest in the property lease by expending $2,100,000 over a three year period, with a minimum expenditure of $700,000 in year one of the agreement.  AMCOR’s interest shall be a Carried Interest until such time as a Bankable Feasibility Study has been produced or a Decision to Mine has been made.  As of September 30, 2013, ASR has expended approximately $485,000 on the project.

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

On February 28, 2013, Hydro concluded the Mining Lease and Assignment agreement with Kinross concerning seven of the ten mineral leases totaling 2,934.56 acres and a lease on 27 unpatented mining claims located in Okanogan County, Washington.  The seven state leases were transferred from Hydro to Kinross and approved by the State of Washington on March 27, 2013.  Pursuant to the terms of the Kinross agreement, Kinross will assume all of the underlying obligations, annual rental expenses, and work requirements related to the seven leases and 27 unpatented mining claims.  The remaining three state mining leases totaling 1,649.2 acres were transferred from Hydro to AMCOR and the transfer was approved from the Department of Natural Resources for the State of Washington.

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

NOTE 6 - INVESTMENTS

In February 2013, the Company acquired common stock investments through a joint venture agreement.  Archean Star Resources (ASR) provided the Company with 500,000 shares of common stock.  The Company originally determined that these shares had no material current value and were restricted from trading.  The Canadian restriction on these shares was lifted on June 23, 2013.  At that time, the Company determined these securities would be available-for-sale securities.  The Company has posted the fair value of these securities to its investment account and the change in value is recorded as other comprehensive income in the company's equity.

Amount
Archean Star Resources: 500,000 Shares of Common Stock
Cost Basis	-
Value at June 23, 2013	60,000
Net Unrealized Gain as of August 31, 2013	27,500
Fair Value at August 31, 2013	87,500

NOTE 7 - NOTES PAYABLE

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

On June 28, 2013, the Company issued a convertible promissory note to an affiliated accredited investor, AMCOR Director Manuel Graiwer, relating to a loan in the amount of $20,000 at 5% interest per annum with a maturity date of September 26, 2013.  On September 26, 2013, the maturity date of this convertible promissory note was extended to December 31, 2013.  This promissory note and accrued interest can be converted to shares of restricted common stock at $.05 per share at any time during the term of the promissory note.

NOTE 8 – PREFERRED AND COMMON STOCK

The Company has 10,000,000 shares of preferred stock authorized and none issued.  The Company has 200,000,000 shares of common stock authorized and 89,782,679 issued and outstanding as of August 31, 2013.

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

On August 21, 2013, the Company entered into a definitive agreement relating to the private placement of $5,000 of its securities through the sale of 100,000 shares of its common stock at $0.05 per share to an investor.

On August 30, 2013, the Company entered into a definitive agreement relating to the private placement of $12,000 of its securities through the sale of 200,000 shares of its common stock at $0.06 per share to an investor.

NOTE 9 – STOCK OPTION PLAN

The Company’s Board of Directors approved the “2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan” by unanimous consent on January 15, 2001 and then on November 30, 2012, authorized an increase in the total common stock, $.001 par value, available for issuance pursuant to the Corporation's 2001 Non-Qualified Stock  Option and Stock Appreciation Rights Plan from one million (1,000,000) shares to five million (5,000,000) shares. This increase will be subjected to a vote of the shareholders as the next annual meeting.  The total number of options that can be granted under the plan will not exceed 5,000,000 shares.  Non-qualified stock options will be granted by the Board of Directors with an option price not less than the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant.  In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock.

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

At August 31, 2013 and December 31, 2012, the Company had gross deferred tax assets calculated at the expected rate of 35% of approximately $196,000 and $163,000, respectively, principally arising from net operating loss carry forwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of approximately $196,000 and $163,000 has been established at August 31, 2013 and December 31, 2012, respectively.

The significant components of the Company’s net deferred tax asset (liabilities) at August 31, 2013 and December 31, 2012 are as follows:

	August 31, 2013	December 31, 2012
Net operating loss carryforwards	$ 561,000	$ 465,000

Gross deferred tax assets (liabilities):
Net Operating Loss	$ 196,000	$ 163,000
Valuation Allowance	(196,000)	(163,000)

Net Deferred tax asset (liability)	$ -	$ -

At August 31, 2013 and December 31, 2012, the Company has net operating loss carryforwards of approximately $561,000 and $464,000, respectively, which will expire in the years 2016 through 2031.  The net change in the allowance account was an increase of approximately $33,000.

The Company has had a change in control during 2012 which may limit the availability of prior years’ net operating losses under the Internal Revenue Code.  The Company will be assessing the ramification of this control change to determine the effect upon future income, but has not made a determination as of August 31, 2013.  The Company is currently in default on some of its federal tax reporting obligations, but expect no material financial obligations from this default.

NOTE 11 - SUBSEQUENT EVENTS

The company's management has evaluated the company's financial information for possible material subsequent events through October 21, 2013.  The following items are subsequent events being disclosed:

On September 30, 2013, the Company entered into a definitive agreement relating to the private placement of $6,000 of its securities through the sale of 100,000 shares of its common stock at $0.06 per share to an investor.

On October 11, 2013, the Company issued a promissory note to a non-affiliated entity, relating to a loan in the amount of $1,000 at 5% interest per annum with a maturity date of October 11, 2014.

On October 15, 2013, the Company issued a promissory note to a non-affiliated individual, relating to a loan in the amount of $1,500 at 5% interest per annum with a maturity date of October 15, 2014

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

Since our inception to August 31, 2013, we have generated minimal revenue from our distribution and sales business, while incurring a loss of approximately $4,064,809 since inception.  Because we were unable to develop our Asian art and antiquities business into a financially viable business, the Board of Directors decided to redirect our business and to acquire mineral properties, leases on mineral properties, and mining claims from Northern Adventures, Inc., a private Nevada corporation.

On December 28, 2012, AMCOR, AMCOR Exploration, Inc. a wholly owned subsidiary of American Cordillera Mining Corporation, Northern Adventures, LLC, and Northern Adventures, Inc. entered into an Asset Purchase Agreement to assign all right, title, and interest of specific NAI owned assets to AMCOR Exploration, with NAI shareholders, on a post acquisition basis, to hold a controlling 80.5% interest in American Cordillera Mining Corporation.  The Asset Purchase Agreement was executed on December 28, 2012 by issuing restricted common stock as consideration to Northern Adventures, Inc. and the exchange of certain promissory notes from Northern Adventures LLC detailed in the Asset Purchase Agreement.  Under the terms of the Asset Purchase Agreement, AMCOR exchanged loans to NALLC in the amount of $382,500 including additional accrued interest and issued NAI 71,500,000 shares of restricted common stock as a total consideration for the mineral assets acquired.  With the issuance of the 71,500,000 shares to NAI for transferring to its shareholders as a dividend, they own the controlling interest in AMCOR.

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

Plan of Operations

AMCOR intends to conduct exploration for gold, silver and base metal deposits and mineral targets primarily located in the following mining districts; 1) the Coeur d’Alene Mining District of northern Idaho; 2) in the Quartz Creek Mining District of western Montana; 3) in the Connor Creek Mining District of eastern Oregon; 4) in the Kootenai ARC district in Idaho; 5) the Judith-Moccasin Mining District in central Montana; and 6) the Toroda Creek, Wauconda and Republic Mining Districts in Northern Washington.  Our strategy is to explore for gold, silver and base metal deposits primarily in the Coeur d’Alene Mining District, a world class mining district and other known districts, by forming joint ventures with other companies who will potentially earn their interest in the property by contributing cash and undertaking exploratory work on specific properties.  Revival of operations in old districts can be easily justified on the basis of increases in prices of metals in the last decade.

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

We will focus our future business on evolving into a growth-orientated, newly reorganized, early stage, and independent mineral and precious metal exploration company engaged in the acquisition, exploration, exploitation and development of mineral and precious metal properties; focusing our activities in the western United States.  Through the recent acquisitions from NAI, AMCOR owns all, right, title and interest in 83 unpatented mining claims which make up four properties; has the option to acquire certain mineral leases from the state of Washington covering 4,664 acres and 27 unpatented mining claims in Okanogan County; and all right, title and interest in ten existing mineral leases. Seven leases covering 2,934.56 acres were assigned to Kinross Gold USA, Inc.

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

Archean Star Agreement

On February 5, 2013, we entered into a definitive Option and Joint Venture agreement with Archean Star Resources Inc. (ASR) pertaining to 20 unpatented claims leased by AMCOR pursuant to a Mining Lease with Northern Adventures, LLC.  On June 27, 2012, Northern Adventures, LLC originally entered into the Mining Lease with Northern Adventures, Inc., and AMCOR assumed the rights in that Mining Lease from Northern Adventures, Inc. pursuant to the Asset Purchase Agreement dated December 28, 2013.  As part of the transaction, AMCOR received 500,000 shares of ASR common stock and will receive an additional 500,000 shares of ASR common stock on the second and third anniversaries of the agreement, subject to ASR going forward with the agreement after year one.  ASR will assume the obligations of the underlying lease agreement and paid an up-front fee of $7,500 to AMCOR.  Under the terms of the agreement ASR can earn up to 80% ownership interest in the property lease by expending $2,100,000 over a three year period, with a minimum expenditure of $700,000 in year one of the agreement.  As of this date ASR has not expended the minimum $700,000 required in year one of the agreement.  However, it is anticipated that this minimum expenditure will be made before the first anniversary of the existing agreement with ASR.  AMCOR’s interest shall be a Carried Interest until such time as a Bankable Feasibility Study has been produced or a Decision to Mine has been made.

As of September 30, ASR completed a multi-phase surface exploration program which consisted of mapping, rock chip and soil sampling, and location of an additional 85 unpatented mining claims owned by Northern Adventures LLC, but the costs related to the acquisition of these additional mining claims was paid for by ASR, but deemed to be part of the agreement pursuant to the standard area of influence.  The initial surface work was undertaken to delineate the mineralized structures and veins that were known to exist on the Richmond and Monitor properties.

Initial work was completed related to opening the Adair adit, which was a haulage way that was driven in the 1920’s.  Access was gained back to a point approximately 3,200 feet from the portal.  Additional work will be required to be completed to gain complete access to the balance of the haulage way, which estimated from historical maps to continue for another 2,000 feet or more.  Applications have been made to the United States Forest Service to receive permits to undertake a rehabilitation of the Adair portal and to drill up to 12 surface diamond drill holes in the spring of 2014.  As of September 30, ASR has expended approximately $485,000 on the project.

Kinross Agreement

On April 5, 2013 AMCOR exercised an option to acquire three mineral leases located in Okanogan County, Washington from Hydro Imaging, Inc., pursuant to an Option to Purchase Mineral Leases between Hydro Imaging, Inc. and Northern Adventures, Inc. (NAI) entered into on June 25, 2012 and amended on December 7, 2012, which option was transferred to us on December 28, 2012 by NAI pursuant to an Asset Purchase Agreement.  We also acquired Hydro Imaging’s rights in a Mineral Lease and Assignment agreement with Kinross Gold USA, Inc.  The original option was granted by HydroImaging, Inc (Hydro), a private company owned solely by David Boleneus, currently a member of our board of directors, to NAI on June 25, 2012.  Under the terms of the original option Hydro granted AMCOR the right to acquire ten leases granted by the Department of Natural Resources for the State of Washington totaling 4,583.76 acres and 27 unpatented mining claims located in the Toroda Creek-Wauconda Mining district in Okanogan country in the State of Washington for the payment of an exercise price of $10,000.

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

Results of Operations

Since AMCOR was formed on July 23, 1996, it has earned minimal revenues and has incurred an accumulated deficit since its inception of approximately $4,065,000 through August 31, 2013.  Results of operations are as follows:

Operating Expenses and Net Loss

Net cash used in operating activities during the eight months ended August 31, 2013 was $54,060 as compared to net cash used in operating activities during the eight months ended August 31, 2012 of $78,057.  The significant decrease in net cash used between the two eight month periods was attributable mainly to an increase in accounts payable of $22,961 related to an increase in professional fees.  For the eight months ended August 31, 2013, we reported a net loss of $96,538 compared to a net loss of $96,027 during the eight months ended August 31, 2012.  There was a large decrease in land consulting expenses of $31,259 and a large increase in professional fee expenses of $68,570, as well as a minor increase of $6,830 in general and administrative expenses.  An increase of other income between the periods of $42,853 made the net loss for each period similar.  We have begun a new exploration stage between the 2013 and 2012 periods, which would be expected to change our future expectations.

Revenues

We had no sales revenue in the eight months ended August 31, 2013 and August 31, 2012.  The lack of revenue is attributable to the change in business focus of our company in 2012.

Liabilities

At August 31, 2013, we had total liabilities of $110,393 and $44,726 at December 31, 2012.  The increase was due to more accounts payable.  Of the $110,393 in total liabilities, $74,893 was accounts payable, mostly payable to our independent auditor of $55,658.  In addition, $35,500 of liabilities was for convertible notes payable.

Other Comprehensive Income

In February 2013 the Company received restricted securities from Archean Star Resources, Inc. as part of a joint venture.  The shares are accounted for as available-for-sale securities.  The Company does not expect to sell these shares, which are restricted for certain trading purposes, but had a fair market value of $87,500 as of August 31, 2013.

Liquidity and Capital Resources

Our cash in the bank at August 31, 2013 was $20,991.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities and loans.  On December 28, 2012, AMCOR issued a total of 10,541,568 shares of restricted common stock in exchange for the conversion of debt in the amount of $486,000 and accrued interest of $41,078 as of November 30, 2012.  At May 31, 2013, our total liabilities were $86,145.  Of these liabilities, $15,500 were from convertible notes payable all due December 31, 2013.  A $10,000 loan on December 31, 2012, with 8% interest per annum and convertible to common shares at $0.05 per share was due on January 31, 2013.  This loan was reduced by $2,500 on February 12, 2013 and the balance of $7,500 remains outstanding and the maturity date has been extended to December 31, 2013.  Four other non-interest bearing loans that were outstanding at December 31, 2012, in the aggregate principal amount of $4,500 were repaid on April 4, 2013. On March 8, 2013, we issued a convertible promissory note to an accredited investor relating to a loan in the amount of $5,000 at 5% interest per annum with a maturity date of June 30, 2013.  On March 21, 2013, we issued a convertible promissory note to an accredited investor relating to a loan in the amount of $3,000 at 5% interest per annum with a maturity date of June 30, 2013.  The maturity date of these notes was extended to December 31, 2013.  On June 28, 2013, we issued a $20,000 convertible promissory note to an affiliate, Manuel Graiwer, who is a member of our board of directors.

On August 21, 2013, we entered into a definitive agreement relating to the private placement of $5,000 of our securities through the sale of 100,000 shares of AMCOR common stock at $0.05 per share to an individual.  On August 30, 2013, we entered into a definitive agreement relating to the private placement of $12,000 of its securities through the sale of 200,000 shares of its common stock at $0.06 per share to an individual.  In these private placements we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  We believed that Section 4(2) was available because the offer and sale involved sophisticated investors with full disclosure and did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.  Proceeds were used for normal business activity.

Our recent cash burn rate in our operations during 2013 has been approximately $12,000 per month.  We expect that that cash burn rate to increase over the next quarter due to mineral lease and claim payments to be made.  Given this recent rate of use of cash in our operations, and the additional capital we raised in August 2013, we do not have sufficient capital to carry on operations past October 2013.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital to repay loans, generate sufficient revenue, or receive further loans on an as needed basis, we will have to curtail or cease our operations.

We believe that we could experience negative operating cash flow for the foreseeable future.  If our outstanding convertible loans are not repaid before their due dates of December 31, 2013, and our convertible debt is not converted to equity before these dates and we cannot repay this debt on the maturity date, we will be required to ask for extensions from the lenders or engage in another equity offering to provide capital to repay the debt.  If the lenders do not convert their debt to equity and we cannot raise further capital through and equity offering, there is a high probability that the company would become insolvent and could potentially go out of business.

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

Subsequent Events

On September 27, 2013, we became eligible through our application with the Depository Trust Company for electronic trading.  The trading symbol is AUAG.

On September 30, 2013, we entered into a definitive agreement relating to the private placement of $6,000 of our securities through the sale of 100,000 shares of AMCOR common stock at $0.06 per share to an individual.  In that private placement we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  We believed that Section 4(2) was available because the offer and sale involved a sophisticated investor with full disclosure and did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.  Proceeds were used for normal business activity.

On October 11, 2013, the Company issued a promissory note to a non-affiliated entity, relating to a loan in the amount of $1,000 at 5% interest per annum with a maturity date of October 11, 2014.

On October 15, 2013, the Company issued a promissory note to a non-affiliated individual, relating to a loan in the amount of $1,500 at 5% interest per annum with a maturity date of October 15, 2014

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously-identified material weaknesses in internal control over financial reporting, as of December 31, 2012, described in the 2012 Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2013, our  disclosure controls and procedures were not effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 21, 2013, we entered into a definitive agreement relating to the private placement of $5,000 of our securities through the sale of 100,000 shares of AMCOR common stock at $0.05 per share to an individual.  In that private placement we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  We believed that Section 4(2) was available because the offer and sale involved a sophisticated investor with full disclosure and did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.  Proceeds were used for normal business activity.

On August 30, 2013, we entered into a definitive agreement relating to the private placement of $12,000 of our securities through the sale of 200,000 shares of AMCOR common stock at $0.06 per share to an individual.  In that private placement we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  We believed that Section 4(2) was available because the offer and sale involved a sophisticated investor with full disclosure and did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.  Proceeds were used for normal business activity.

On September 30, 2013, we entered into a definitive agreement relating to the private placement of $6,000 of our securities through the sale of 100,000 shares of AMCOR common stock at $0.06 per share to an individual.  In that private placement we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  We believed that Section 4(2) was available because the offer and sale involved a sophisticated investor with full disclosure and did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.  Proceeds were used for normal business activity.

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

APD ANTIQUITIES, INC.

BY: /s/ Frank H. Blair Date: October 21, 2013
Frank H. Blair President, CEO