Form 10-KT
period 2013-11-30
AMERICAN CORDILLERA MINING Corp
filed 2014-03-28
CIK 1289046

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[   ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended ____________

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2013 to November 30, 2013

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

[   ] Yes   [X] No

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant out of 89,482,679 shares outstanding (73,684,761 shares held by non-affiliates) as of the last business day of the registrant's most recently completed second fiscal quarter ended May 31, 2013 was approximately $4,421,086 based upon $0.06 per share, the last price at which the stock was issued.  The shares of our company are currently listed on the OTC Bulletin Board.

The Registrant had 89,882,679 shares of Common Stock outstanding as of March 28, 2014.

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

PART I

ITEM 1.  BUSINESS

APD Antiquities, Inc. (“APD”) was incorporated under the laws of the State of Nevada on July 23, 1996.

American Cordillera Mining Corporation or AMCOR, was incorporated on July 23, 1996 under the laws of the State of Nevada, under the name “APD International Corporation”, which was subsequently changed to APD Antiquities, Inc.  On December 27, 2004, APD and GCJ, Inc. entered into to an Acquisition Agreement and Plan of Merger, whereby APD acquired all the outstanding shares of common stock of GCJ from its sole stockholder in an exchange for $3,600. Pursuant to Rule 12g-3(g) of the General Rules and Regulations of the Securities and Exchange Commission, APD is the successor issuer to GCJ for reporting purposes under the Securities Exchange Act of 1934, as amended (the "Act"). The purpose of this transaction was for APD to succeed the registration status of GCJ under the Exchange Act pursuant to Rule 12g-3.  APD Antiquities, Inc. business purpose was acquiring, importing, marketing, and selling valuable antiquity and art items of Asian origin.  As we were unable to develop our Asian art and antiquities business into a financially viable business, our management and board of directors decided to change the our name to American Cordillera Mining Corporation and redirect our business and to acquire mineral properties, leases on mineral properties, and mining claims from Northern Adventures, Inc., a private Nevada corporation.  We maintain our corporate office in Spokane, Washington.  Our fiscal year end is currently November 30.

On May 7, 2011, we formed APD Metals, Inc., a wholly owned subsidiary corporation in the State of Nevada.  On May 7, 2012, the Articles of Incorporation of the subsidiary corporation were amended in the State of Nevada and the corporate name of APD Metals, Inc. was changed to AMCOR Exploration, Inc with the intent of evaluating the feasibility of acquiring mining properties, abandoned mines and entering into mineral lease agreements pertaining to mining properties located in the Western United States and evaluating the feasibility of diversifying into the mineral exploration business, which is now our current business strategy.

Partial implementation of our objective to obtain high-quality mineral exploration properties was initiated through the execution of an Option to Purchase Mineral Assets dated July 3, 2012 and the exercise of the option on December 28, 2012 and the execution of a Asset Purchase Agreement on December 28, 2012, by and among AMCOR, AMCOR Exploration, Inc., Northern Adventures, Inc. (“NAI”), and Northern Adventures, LLC (“NALLC”).  In consideration for the acquisition of certain mining assets, AMCOR exchanged debt owed by NALLC in the amount of $382,500 and accrued interest in the amount of $30,564 through November 30,

2012, and the issuance of 71,500,000 shares of AMCOR restricted common stock to NAI, (dividended to its shareholders based on their ownership).

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
45°0'0"N
Bodie Project
McKinley & Box
Properties
SEATTLE
1
2
Phil Sheridan Mine
Copper Age Mine
Monitor & Richmond Mines
SPOKANE
Washington
90
3
6
GREAT FALLS
Montana
Vienna Mine
4
MISSOULA
North Mocassin Property
Trout Creek
82
PORTLAND
Quartz Creek
15
90
5
Bayhorse Mine
Oregon
Idaho
5
84
California
0 55 110 220 Kilometers
0 40 80 160 Miles
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

The closing of the Asset Purchase Agreement on December 28, 2012 involved, in part, the exchange of debt in the amount of $382,500 and accrued interest in the amount of $30,564 through November 30, 2012, which was applied as partial consideration for the purchase of the mining assets.  In addition, we issued 71,500,000 shares of our common stock to NAI, which are to be transferred to the shareholders of NAI as a dividend based on their shareholdings.  The issuance of the shares to the shareholders of NAI will be exempt from registration pursuant to Rule 505 of Regulation D under the Securities Act of 1933 and Section 4(2).  The shareholders of NAI were provided with copies of our Form 10-K filed on March 30, 2012, our Form 10-Q for the quarters ended September 30, 2012, June 30, 2012, March 31, 2012, a copy of our definitive Schedule 14A and a copy of our 8-K filed on February 11, 2013.  In addition they each signed investor representation letter indicating that they are sophisticated investors who have the experience and resources to assess the valuation of the transaction and undertaken that they cannot sell their shares without an applicable exemption from registration

The shareholders of NAI held in aggregate approximately 80.5% of the outstanding shares of common stock of AMCOR after the issuance of 10,541,568 shares to 17 promissory note holders who converted notes in the aggregate principal amount of $486,000 of loans and accrued interest in the amount of $41,078 into restricted common stock at $0.05 per share.  The pre-acquisition stockholders of AMCOR, who held 6,701,111 shares of common stock, experienced very substantial dilution as a result of the issuance of the shares by us to NAI, and became minority shareholders in AMCOR.

On December 12, 2012, the Articles of Incorporation in the State of Nevada were amended and the authorized shares were increased to 210,000,000, consisting of 200,000,000 common shares and 10,000,000 preferred shares.

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

Transfer Agent

Our transfer agent is Nevada Agency and Transfer Company, 50 West Liberty Street, Reno, Nevada 89501.

Current Business Operations

We are an exploration stage company whose focus is on acquiring and developing mineral properties in the states of Montana, Idaho, Washington and Oregon and more specifically, the North Moccasin Property, located in central Montana, Fergus County, in the Judith Mountain mining district, and the Bodie-Wauconda-Toroda Creek Mining District of Okanogan County, Washington.  Through our recent acquisitions from NAI, AMCOR owns all, right, title and interest in 83 unpatented mining claims which make up four properties; 2) has the option to acquire certain mineral leases from the state of Washington covering 4,664 acres and 27 unpatented mining claims in Okanogan County; and 3) all right, title and interest in five existing mineral leases of other mining claims.

Joint Venture Agreements

Transatlantic Mining Corp. (Formerly Archean Star) Agreement

On February 5, 2013, we entered into a definitive Option and Joint Venture Agreement with Transatlantic Mining Corp. (TMC) pertaining to 20 unpatented claims leased by AMCOR pursuant to a Mining Lease with Northern Adventures, LLC.  On June 27, 2012, Northern Adventures, LLC originally entered into the Mining Lease with Northern Adventures, Inc., and AMCOR assumed the rights in that Mining Lease from Northern Adventures, Inc. pursuant to the Asset Purchase Agreement dated December 28, 2013.  The claims cover the Monitor-Richmond-Copper Age mines in Northern Idaho which were historic producers between 1900 and 1920.  As part of the transaction, AMCOR received 500,000 shares of TMC restricted common stock and will receive an additional 500,000 shares of TMC restricted common stock on the second and third anniversaries of the agreement, subject to TMC going forward with the agreement after year one.  TMC has assumed the obligations of the underlying lease agreement and paid an up-front fee of $7,500 to AMCOR.

Under the terms of the agreement TMC can earn up to 80% ownership interest in the property lease by expending $2,100,000 over a three year period, with a minimum expenditure of $700,000 in year one of the agreement.  AMCOR’s interest shall be a Carried Interest until such time as a Bankable Feasibility Study has been produced or a Decision to Mine has been made.  As of November 30, 2013, TMC had expended only $485,000 on the property and we extended the year one minimum work expenditure period an additional six months.

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

Under the terms of the Mining Lease and Assignment agreement dated February 28, 2013, Kinross will pay AMCOR production royalties as follows:  a 1% net smelter return royalty on all minerals extracted from the area covered by the 7 leases and a 2.5% net smelter return royalty on all minerals extracted from the area covered by the 27 unpatented mining claims.  The amount of royalties to be paid (both production royalties and advance royalty payments) are capped at $3 million per lease.  Kinross will also pay advance royalty payments in the aggregate amount of $1 million as follows:  $15,000 payable within 7 days of February 28, 2013, the effective date, $15,000 payable within 15 days of the effective date, $40,000 payable on February 28, 2014, $50,000 payable on February 28, 2015, and thereafter the annual advance royalty payment is to increase by 5% per year up to a maximum annual payment of $100,000.  Kinross satisfied the initial two $15,000 payments as well as the first year payment of $40,000.  The obligation to pay the advance royalty payment shall cease once an aggregate of $1 million has been paid.  Advance minimum royalty payments shall be creditable against the production royalties.  The production royalty payments for minerals produced from the state leases shall be capped at $3,000,000 for each of the seven leases, including any advanced royalty payments to be offset.  Kinross also undertakes to make such payments and undertake such other actions necessary to maintain the seven state mining leases and the unpatented claims in effect and good standing.

Subsequent Event Joint Venture Agreement

Bayhorse Silver Inc. Agreement

On December 4, 2013, AMCOR signed an Option and Joint Venture Agreement dated December 4, 2013 with Bayhorse Silver Inc. ("BSI") (formerly Kent Exploration, Inc.) a Canadian mineral exploration company, whereby BSI can acquire an option to earn an 80% interest in the historic Bayhorse Silver Mine ("Bayhorse") in east-central Oregon State.  This Agreement superseded the Letter Agreement executed with BSI on November 4, 2013

Under the terms of the Agreement BSI made a payment of US$20,000 on December 5,2013.  To earn the 80% interest, BSI is required to conduct a minimum of US$100,000 per year on exploration expenditures on the property on or before each of the first two anniversaries of the Agreement, US$300,000 on or before the third anniversary of the Agreement and expend US$500,000 on or before the fourth and fifth anniversaries respectively of the Agreement.  In addition, BSI issued 500,000 shares of its common stock to AMCOR on December 16, 2013, per the agreement, and on February 12, 2014, Bayhorse Silver Inc. issued 125,000 shares of its subsidiary, Silcom Systems Inc. (Silcom), restricted common stock to the Company for no consideration.  The issuance was dividend shares from their subsidiary, Silcom, given to shareholders of Bayhorse Silver Inc.  An additional 500,000 shares of BSI shall be issued to AMCOR on the third anniversary of the Agreement and 500,000 shares on the fifth anniversary of the Agreement.  BSI will assume the obligations of the underlying lease agreement with Northern Adventures LLC.

AMCOR’s interest shall be a carried interest until such time as a Decision to Mine has been made.  A Decision to Mine is defined as a detailed report prepared by, or prepared under the supervision of, an Independent Qualified Person in accordance with the Canadian National Instrument 43-101 Standards of Disclosure for evaluating the feasibility of placing any part of a property into commercial production as an operating mine and shall include a reasonable assessment of the various categories of ore reserves and resources and their amenability to metallurgical treatment, a detailed description of the work, personnel, equipment and supplies required to bring such part of the Property into commercial production and the estimated cost thereof, a description of the mining and processing methods to be employed and a financial appraisal of the proposed operations.  At such time as a decision to mine has been made, of which there is no assurance, a joint venture shall automatically be formed between AMCOR and BSI, whereby AMCOR shall hold 20% of the joint venture interest and BSI shall hold 80% of the joint venture interest, in and to the Lease.  All expenditures from the date of the formation of the joint venture shall be apportioned between the parties as to their percentage of ownership interest.

Business Strategy

We plan to focus our future business on evolving into a growth-orientated, newly reorganized, early stage, and independent mineral and precious metal exploration company engaged in the acquisition, exploration, exploitation and development of mineral and precious metal properties; focusing our activities in the western United States.  At this point, we are considered an exploration or exploratory stage company because we are involved in the examination, investigation and acquisition of land that we believe may contain valuable minerals, for the purpose of discovering the presence of possible commercial minerals and their extent.  The primary focus of our exploration activities will be for gold and silver.

During the next twelve months we plan to engage in more possible joint ventures and attempt to seek financing opportunities to commence a growth plan that will include the acquisition of additional mineral exploration properties as well as the possibility of selling additional equity in the form of common stock.  See Joint Venture Agreements section below for descriptions of joint venture and sub-leasing arrangements we have entered into.

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

Since our exploration stage inception on March 30, 2013, through November 30, 2013, we have had nominal revenue.  From March 30, 2012, through November 30, 2013, we have incurred a net loss of $200,195.  We do not anticipate earning revenues until such time, if ever, as we enter into commercial production of one of our mining properties.  For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.  Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our plan of operations described herein, secure additional outside capital and eventually attain profitable operations.  We anticipate that any additional funding that we require will be in the form of equity financing from the sale of our restricted common stock.

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

Environmental Matters

Our operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health.  The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue.  These laws and regulations may:

•	require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;
•	limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and
•	impose substantial liabilities for pollution resulting from exploration activities or mining operation.

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

Employees

We currently do not have any employees.  Some of our newly appointed executives, subject to securing additional operating capital, of which there is no assurances, may enter into employment agreements in the future.  We anticipate that we will initially have no full time employees.  Frank H. Blair, President and CEO, and Dwight Weigelt, the CFO plan to initially be part-time consultants and paid an hourly fee for services rendered to us, but no employment agreement or compensation arrangement is currently in place.  We will employ a number of outside consultants on an as needed basis.  In the event we are successful at raising addition capital by the sale of equity, debt or pursuant to a possible joint venture and exploration activities increase, we may hire additional technical, operational or administrative personnel as appropriate.  We are using and will continue to use the services of independent consultants and contractors to perform various professional services.  We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Intangible Assets

AMCOR’s intangible assets are composed of various mining claims and mineral leases with third party entities, some of whom are related and others are independent.  See Obligations Under Material Contracts section below for details on the leases and mining claims held by AMCOR.

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

Under the terms of four leases to mining properties we acquired from NAI on December 28, 2012 we are required to make minimum annual advance royalty payments in the amount of $10,000 per lease or an aggregate of $40,000 by the end of June 2013 and, in addition, we are required to expend resources in the aggregate amount of $100,000 by the end of June 2013 on three of the relevant mining properties.  Two of these $10,000 payments have been made by our Joint Venture partners TMC and Kinross.  The other two payment due dates have been extended to December 31, 2014.  One of the three work requirements has been satisfied and the other two have been deferred, allowed to be accomplished at the earliest possible time, weather permitting.  The minimum annual advance royalty payments and the work requirement expenditures increase during the next five years under each of the four leases.  If we fail to make such payments or expenditures, the lessors may, under certain circumstances, terminate our leases.

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

Frank H. Blair is our Chief Executive Officer and President, Gerald Frankovich is our Vice President, and Dwight Weigelt is our Chief Financial Officer, Secretary, and Treasurer.  These three individuals are the key officers and directors of our company, the loss of any of the three, upon whose knowledge, leadership and technical expertise we shall be relying on in the future, would harm our ability to execute our new business plan.

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

We have an exploration stage accumulated deficit of $30,292 as of November 30, 2013, we have incurred a net loss of $221,177 and a net cash used in operating activities of approximately $145,066 from the beginning of exploration stage through November 30, 2013.  We have had no significant source of revenue.  The future of our company is dependent upon future profitable operations from the production of gold, silver and copper and the development of our mineral properties.  Our management will need to seek additional financing in the future.  These conditions raise substantial doubt about our company’s ability to continue as a going concern.  Although there are no assurances that our plans will be realized, our management believes that we will be able to continue operations in the future.

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

RISKS RELATING TO THE OWNERSHIP OF AMERICAN CORDILLERA MINING CORPORATION COMMON STOCK

Risks Relating to Low Priced Stocks.

Although our Common Stock is approved for trading on the OTC Bulletin Board, there has been no trading activity in the stock.  Accordingly, there is no history on which to estimate the future trading price range of the Common Stock.  If the Common Stock trades below $5.00 per share, trading in the Common Stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-FINRA equity security that has a market price share of less than $5.00 per share, subject to certain exceptions).  Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse).  For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale.  The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer.  Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in the Common Stock which could severely limit the market liquidity of the Common Stock and the ability of holders of the Common Stock to sell it.

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

Rule 144 limitation on selling shares.

The shares issued to investors in AMCOR can be sold pursuant to Rule 144 promulgated under the Securities Act after six months.  AMCOR cease being a shell and the event was disclosed in the filing of a current report n Form 8-K on January 3, 2013.  In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted securities shares for at least six months, including persons who may be deemed “affiliates” of AMCOR, as that term is defined under the Securities Act, would be entitled to sell within any three month period a number of shares that does not exceed the greater of 1% of the then outstanding shares or the average weekly trading volume of shares during the four calendar weeks preceding such sale.  Sales under Rule 144 are also subject to certain manner-of-sale provisions, notice requirements and the availability of current public information about AMCOR.  A person who has not been an affiliate of AMCOR at any time during the three months preceding a sale, and who has beneficially owned his shares for at least six months, would be entitled under Rule 144 to sell such shares without regard to any volume limitations under Rule 144.

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

Currently Not Effective for Trading on the DTCC System.

The Depository Trust and Clearing Corporation, through its subsidiary DTC, provides electronic clearing, transfer, settlement and information services for Pink Sheet and over-the-counter stocks.  As of this date, our application has been approved for electronic trading using the DTC system but not effected.

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

Monitor - Richmond – Copper Age Mines

AMCOR holds a leasehold interest in this property pursuant to a lease with NALLC dated June 27, 2012.  We have an option and joint venture agreement with Transatlantic Mining Corp as of February 5, 2013.  See Obligations Under Material Contracts section below.

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

Bayhorse Mine

AMCOR holds a leasehold interest in this property pursuant to a lease with Bayhorse Silver Mine LLC dated June 26, 2102.  AMCOR, as of December 4, 2013, has an option and joint venture agreement on the property with Bayhorse Silver Inc.  See Obligations Under Material Contracts section below.

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

Geology

The Bayhorse Silver Mine is situated on a mineralized portion of a heavily faulted series of volcanic rocks.  The lithologies range from coarse grain andesite to fine grain rhyolite with various intrusives.  The mineralized zone occurs in both the highly silicified portion of the andesitic member and in small fractures in the hard, flinty rhyolite.  The ore body is generally tabular to trough-like in shape and is transversed by veinlets and stringers of an arsenic rich variety of tetrahedrite, tennantite.  There is silver, lead and zinc associated with and combined with copper, arsenic, and vanadium rich minerals, rather than the more common association with galena and sphalerite.  The body of mineralization is bounded by fine grained fault gouge on all four sides, as well as the top and bottom, indicating that the ore exists as a structurally bound segment of an original body of rock.  It has not been determined if the ore existed pre faulting and is present in the continuation of the lithologic units, however, the degree of impermeability of the fault gouge is such that it would seem to preclude secondary, post movement mineralization.

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

Vienna Property

AMCOR holds this mining property subject to leases with Martin Clemets dated June 26, 2012.  See Obligations Under Material Contracts section below.

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

Quartz Creek and Trout Creek

AMCOR holds a leasehold interest in these properties pursuant to leases with NALLC dated June 26, 2012.  See Obligations Under Material Contracts section below.

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

Bodie Project and Toroda Creek Property

AMCOR holds a leasehold interest to three of the ten Washington State mineral prospecting leases covering this property and the remaining seven mining leases were assigned to Kinross Gold USA, Inc. and 27 unpatented mining claims have been leased to Kinross Gold USA, Inc.  AMCOR hold the leasehold interest pursuant to an Option to Purchase Mineral Leases between Hydro Imaging, Inc. and Northern Adventures, Inc. (NAI) entered into on June 25, 2012 and amended on December 7, 2012, which option was transferred to us on December 28, 2012 by NAI pursuant to an Asset Purchase Agreement.  See Obligations Under Material Contracts section below.

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

Bayhorse Mine

The date of our mining lease with Bayhorse Silver Mine LLC is June 26, 2012.  The term of the lease on the 3 patented and 21 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, mined, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start up of ore production are expected to commence within one year.  The initial consideration for the lease was a cash payment of ten thousand ($10,000) dollars.  Annual minimum advanced royalties will be due the Lessor on the following basis.  We are required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  The first anniversary royalty payment was deferred until December 31, 2014, or payable within ten business days after AMCOR secures funding in excess of $500,000.

There is a work requirement of ten thousand ($10,000) during the first year of the lease for the benefit of the property and during the second and subsequent years the amount increases to fifty thousand ($50,000) dollars per year.  The first year's work requirement was deferred until it could to be accomplished at the earliest possible time, weather permitting.  Our joint venture partner, Bayhorse Silver Inc. (“BSI”) (formerly Kent Exploration, Inc.), has satisfied the first year work requirement.  The lease calls for a sliding scale royalty payment to the property owner based on the Net Smelter Return (“NSR”).  The below is a schedule of the royalty payments due in the event the property is placed into production at some future date, of which there is no assurance.

Value Per Ton	NSR
$200/per ton or less	2%
More than $201/ton up to $300/ton	3%
More than $301/ton up to $400/ton	4%
More than $401/oz up to $1000/ton	5%
More than $1001/per	6.5%

On December 4, 2013, AMCOR signed an Option and Joint Venture Agreement with BSI, a Canadian mineral exploration company, whereby BSI can acquire an option to earn an 80% interest in the Bayhorse Silver Mine ("Bayhorse") in east-central Oregon State.  The terms of the Agreement called for a payment of US$20,000 from BSI to AMCOR subsequent to the execution of the agreement and that payment was received on December 5, 2013.  To earn the 80% interest the BSI is required to conduct a minimum of US$100,000 per year on exploration expenditures on the property on, or before, each of the first two anniversaries of the Agreement,

US$300,000 on or before the third anniversary of the Agreement and expend US$500,000 on or before the fourth and fifth anniversaries of the Agreement. In addition, BSI issued 500,000 shares of its restricted common stock to AMCOR, per the agreement, on December 16, 2013.  An additional 500,000 restricted shares of BSI shall be issued to AMCOR on the third anniversary of the Agreement and 500,000 restricted shares on the fifth anniversary of the Agreement.  BSI will assume the obligations of the underlying lease agreement with Northern Adventures, Inc.

On February 12, 2014, Bayhorse Silver Inc. issued 125,000 shares of its subsidiary, Silcom Systems Inc. (Silcom), restricted common stock to the Company for no consideration.  The issuance was dividend shares from their subsidiary, Silcom, given to shareholders of Bayhorse Silver Inc.  There is no market for the shares currently.

Vienna Mine

The date of our mining lease with Martin Clemets is June 26, 2012.  The term of the lease on 18 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start up of ore production are expected to commence within one year.  The initial consideration for the lease was a cash payment of five thousand ($5,000) dollars.  Annual minimum advanced royalties will be due the Lessor on the following basis. We are required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  The first anniversary royalty payment was deferred until December 31, 2014, or payable within ten business days after AMCOR secures funding in excess of $500,000.

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

Monitor-Richmond-Copper Age Mines

The date of our mining lease with Northern Adventures LLC is June 27, 2012.  The term of the lease on 20 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start up of ore production are expected to commence within one year.  The initial consideration for the lease was a cash payment of five thousand ($5,000) dollars.  Annual minimum advanced royalties will be due the Lessor on the following basis.  We are required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  The year one payment has been satisfied by Transatlantic Mining Corp. ("TMC") (formerly Archean Star Resources Inc.), our joint venture partner on the project.  There are also work requirements for each year and the lease calls for a variable net smelter royalty in the future.  On February 5, 2013, the Company entered into a definitive Option Joint Venture Agreement with TMC pertaining to these 20 unpatented claims leased by AMCOR pursuant to a Mining Lease with Northern Adventures.

There is a work requirement of fifty thousand ($50,000) during the first year of the lease for the benefit of the property and during the second and third year the amount is also fifty thousand ($50,000) dollars per year and one hundred thousand ($100,000) each year thereafter.  The first year work requirement has been met by our joint venture partner TMC.  The lease calls for a sliding scale royalty payment to the property owner based on the Net Smelter Return (“NSR”).  The below is a schedule of the royalty payments due in the event the property is placed into production at some future date, of which there is no assurance.

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

Transatlantic Mining Corp. (formerly Archean Star) Agreement

On February 5, 2013, we entered into a definitive Option and Joint Venture Agreement with Transatlantic Mining Corp. ("TMC") pertaining to 20 unpatented claims leased by AMCOR pursuant to a Mining Lease with Northern Adventures, LLC.  On June 27, 2012, Northern Adventures, LLC originally entered into the Mining Lease with Northern Adventures, Inc., and AMCOR assumed the rights in that Mining Lease from Northern Adventures, Inc. pursuant to the Asset Purchase Agreement dated December 28, 2013.  As part of the transaction, AMCOR received 500,000 shares of TMC common stock and was to receive an additional 500,000 shares of TMC common stock on the second and third anniversaries of the agreement, subject to TMC going forward with the agreement after year one.  (See Note 6)  TMC will assume the obligations of the underlying lease agreement and paid an up-front fee of $7,500 to AMCOR in addition to $5,000 already received by AMCOR indirectly from TMC.  Under the terms of the agreement TMC can earn up to 80% ownership interest in the property lease by expending $2,100,000 over a three year period, with a minimum expenditure of $700,000 in year one of the agreement.  AMCOR’s interest shall be a Carried Interest until such time as a Bankable Feasibility Study has been produced or a Decision to Mine has been made.  A Carried Interest means that AMCOR is not required to contribute any capital or pay any costs related to exploration or development of the property until such time as the joint venture is formed.  A Bankable Feasibility Study is an independently audited document that analyses all technical and financial risks before the construction of mine including: capital costs, grades, permits, taxation, cash flow, strip ratio, politics, water, power, labor, revenues, royalties, metallurgy, milling and transport.  As of November 30, 2013, TMC has expended approximately $485,000 on the project.  TMC agreed to issue an additional 500,000 shares of its restricted common stock to the Company on, or before, February 5, 2014, per the joint venture option agreement's second year requirements related to the Monitor mine, but these shares were not issued until March 12, 2014.  The Company has also given TMC a six month extension of time to meet the minimum year one $700,000 work requirement of called for in the joint venture option agreement pertaining to the Monitor-Richmond property executed on February 5, 2013.

Quartz Creek

The date of our mining lease with Northern Adventures, LLC is June 26, 2012. The term of the lease on 37 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start up of ore production are expected to commence within one year.  The initial consideration for the lease was a cash payment of twenty five thousand ($25,000) dollars. Annual minimum advanced royalties will be due the Lessor on the following basis.  We are required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  The first anniversary royalty payment was deferred until December 31, 2014, or payable within ten business days after AMCOR secures funding in excess of $500,000.

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

Trout Creek

The date of our mining lease with Northern Adventures LLC is June 26, 2012.  The term of the lease on 58 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start up of ore production are expected to commence within one year.  The initial consideration for the lease was a cash payment of twenty five thousand ($25,000) dollars.  Annual minimum advanced royalties will be due the Lessor on the following basis.  We are required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  The first anniversary royalty payment was deferred until December 31, 2014, or payable within ten business days after AMCOR secures funding in excess of $500,000.

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

Washington State Mineral Prospecting Leases—Bodie Project Toroda Creek-Wauconda Mining District-Kinross Gold USA, Inc

The terms and conditions for annual prospecting leases granted from the State of Washington require the expenditure of $3.00 per acre on prospecting or exploration on an annual basis during the term of the lease.  The work conducted must be performed in such a manner as to contribute directly to the evaluation of the economic mineral potential of the leased property.  As an alternative there is the option to make cash payment to the State in the amount of $3.00 per acre in lieu of the performance of prospecting work for up to, but not more than three (3) years during the term of the prospecting lease.  In addition to the requirement to expend $3.00 per acre on prospecting and exploration on an annual basis, there is a requirement to pay the State of Washington an annual rental fee of $2.00 per acre for the first three years of the mineral prospecting lease and $3.00 per year for each subsequent year.  Pursuant to the assignment of the Washington State prospecting permit and leases to Kinross, all annual rental fees payable to the state of Washington and work requirements were assumed and have been paid by Kinross, as detailed below.

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

Under the terms of the Mining Lease and Assignment agreement Kinross will pay AMCOR production royalties as follows:  a 1% net smelter return royalty on all minerals extracted from the area covered by the 7 leases and a 2.5% net smelter return royalty on all minerals extracted from the area covered by the 27 unpatented mining claims.  The amount of royalties to be paid (both production royalties and advance royalty payments) are capped at $3 million per lease.  Kinross will also pay advance royalty payments in the aggregate amount of $1 million as follows:  $15,000 payable within 7 days of February 28, 2013, the effective date, $15,000 payable within 15 days of the effective date, $40,000 payable on February 28, 2014, $50,000 payable on February 28, 2015, and thereafter the annual advance royalty payment is to increase by 5% per year up to a maximum annual payment of $100,000.  Kinross satisfied the initial two $15,000 payments as well as the first year payment of $40,000.  The obligation to pay the advance royalty payment shall cease once an aggregate of $1 million has been paid.  Advance minimum royalty payments shall be creditable against the production royalties.  The production royalty payments for Minerals produced from the state leases shall be capped at $3,000,000 for each of the seven leases, including any advanced royalty payments to be offset.  Kinross also undertakes to make such payments and undertake such other actions necessary to maintain the seven state mining leases and the unpatented claims in effect and good standing.

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

As of November 30, 2013 there were approximately 107 holders of record of our common stock before calculating individual participants in security position listings pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934. Our transfer agent is Nevada Agency and Transfer Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

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

On November 30, 2012, we entered into sixteen definitive agreements relating to the conversion of $486,000 debt and $41,078 of accrued interest at the rate of $.05 per share before December 31, 2012.

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

On December 28, 2012, we issued a total of 10,541,568 shares of restricted common stock in exchange for the conversion of debt in the principal amount of $486,000 and accrued interest which was $41,078 as of November 30, 2012, to seventeen promissory note holders who agreed to the conversion to take place before December 31, 2012. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act, as amended. The purchasers of the shares were provided with copies of our Form 10-K for the year ending December 31, 2011 and filed on March 30, 2012, our Form 10-Q for the quarter ended March 31, 2012, our Form 10-Q for the quarter ended June 30, 2012, and our Form 10-Q for the quarter ended September 30, 2012. We reasonably believe that the recipients, immediately prior to issuing the shares in exchange of loans made to us, had knowledge and experience in financial and business matters and were sophisticated and capable of evaluating the merits and risks of the investment. The recipients had the opportunity to speak with our officers and directors prior to their investment decisions.

On December 28, 2012, we issued 71,500,000 shares of common stock to Northern Adventures, Inc. pursuant to an Asset Purchase Agreement which involved, in part, the exchange of debt in the amount of $382,500 and accrued interest in the amount of $30,564, which was applied as partial consideration for the purchase of the mining assets, and the issuance of the 71,500,000 shares of our common stock to NAI. These shares will be subsequently broken down by NAI and issued pro-rata to their stockholders as a dividend. The issuance of the shares to Northern Adventures, Inc. will be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The shareholders of NAI will be provided with copies of our Form 10-K filed on March 30, 2012 and our Form 10-Q for the quarter ended September 30, 2012 filed on November 19, 2012, our Form 10-Q for the quarter ended June 30, 2012 filed on August 20, 2012 and a copy of our definitive Schedule 14-C and all 8-Ks filed during 2012.  In addition they each signed investor representation letters indicating that they are sophisticated investors who have the experience and resources to assess the valuation of the transaction and undertaking not to sell their shares without an applicable exemption from registration.

On February 11, 2013, we entered into a definitive agreement relating to the private placement of $25,000 of its securities through the sale of 500,000 shares of its common stock at $0.05 per share to an investor.  In that private placement we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  We believed that Section 4(2) was available because the offer and sale involved a sophisticated investor with full disclosure and did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.  Proceeds were used for normal business activity.

On February 19, 2013, we entered into a definitive agreement relating to the private placement of $5,000 of its securities through the sale of 100,000 shares of its common stock at $0.05 per share to an investor.  In that private placement we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  We believed that Section 4(2) was available because the offer and sale involved a sophisticated investor with full disclosure and did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.  Proceeds were used for normal business activity.

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

Since our exploration stage inception on March 30, 2012 to December 31, 2012, we have generated minimal revenue from our distribution and sales business, while incurring a net loss of approximately $221,177.  Because we were unable to develop our Asian art and antiquities business into a financially viable business, the Board of Directors decided to redirect our business and to acquire mineral properties, leases on mineral properties and mining claims from Northern Adventures, Inc., a private Nevada corporation.

On December 28, 2012, AMCOR, AMCOR Exploration, Inc. a wholly owned subsidiary of American Cordillera Mining Corporation, Northern Adventures, LLC, and Northern Adventures, Inc. entered into an Asset Purchase Agreement to assign all right, title, and interest of specific NAI owned assets to AMCOR Exploration, with NAI shareholders, on a post acquisition basis, will hold a controlling 80.5% interest in American Cordillera Mining Corporation  The Asset Purchase Agreement was executed on December 28, 2012 by issuing restricted common stock as consideration to Northern Adventures, Inc. and the exchange of certain promissory notes from Northern Adventures LLC detailed in the Asset Purchase Agreement.  Under the terms of the Asset Purchase Agreement, AMCOR exchanged loans to NALLC in the amount of $382,500 including additional accrued interest of $30,564 and issued NAI 71,500,000 shares of restricted common stock as a total consideration for the assets acquired.  With the issuance of the 71,500,000 shares to NAI for transferring to its shareholders as a dividend, they own the controlling interest in AMCOR.

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

At December 28, 2012 a total of $41,078 of interest had accrued on the convertible promissory notes with an aggregate principal amount of $486,000.  All of these convertible promissory notes and the accrued interest on each note were converted to shares of restricted common stock at $.05 per share, as of December 28, 2012.

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

During the next twelve months we plan to engage in additional joint ventures and attempt to seek financing opportunities to commence a growth plan that will include the acquisition of additional mineral exploration properties as well as the possibility of selling additional equity in the form of common stock.

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

Transatlantic Mining Corp. (formerly Archean Star) Agreement

On February 5, 2013, we entered into a definitive Option and Joint Venture Agreement with Transatlantic Mining Corp. ("TMC") pertaining to 20 unpatented claims leased by AMCOR pursuant to a Mining Lease with Northern Adventures, LLC.  On June 27, 2012, Northern Adventures, LLC originally entered into the Mining Lease with Northern Adventures, Inc., and AMCOR assumed the rights in that Mining Lease from Northern Adventures, Inc. pursuant to the Asset Purchase Agreement dated December 28, 2013.  As part of the transaction, AMCOR received 500,000 shares of TMC common stock and was to receive an additional 500,000 shares of TMC common stock on the second and third anniversaries of the agreement, subject to TMC going forward with the agreement after year one.  (See Note 6)  TMC will assume the obligations of the underlying lease agreement and paid an up-front fee of $7,500 to

AMCOR in addition to $5,000 already received by AMCOR indirectly from TMC.  Under the terms of the agreement TMC can earn up to 80% ownership interest in the property lease by expending $2,100,000 over a three year period, with a minimum expenditure of $700,000 in year one of the agreement.  AMCOR’s interest shall be a Carried Interest until such time as a Bankable Feasibility Study has been produced or a Decision to Mine has been made.  A Carried Interest means that AMCOR is not required to contribute any capital or pay any costs related to exploration or development of the property until such time as the joint venture is formed.  A Bankable Feasibility Study is an independently audited document that analyses all technical and financial risks before the construction of mine including: capital costs, grades, permits, taxation, cash flow, strip ratio, politics, water, power, labor, revenues, royalties, metallurgy, milling and transport.  As of November 30, 2013, TMC has expended approximately $485,000 on the project.  TMC agreed to issue an additional 500,000 shares of its restricted common stock to AMCOR on, or before, February 5, 2014, per the joint venture option agreement's second year requirements related to the Monitor mine, but these shares were not issued until March 12, 2014.  The Company has also given TMC a six month extension of time to meet the minimum year one $700,000 work requirement of called for in the joint venture option agreement pertaining to the Monitor-Richmond property executed on February 5, 2013.

As of September 30, TMC completed a multi-phase surface exploration program which consisted of mapping, rock chip and soil sampling, and location of an additional 85 unpatented mining claims owned by Northern Adventures LLC, but the costs related to the acquisition of these additional mining claims was paid for by TMC, but deemed to be part of the agreement pursuant to the standard area of influence.  The initial surface work was undertaken to delineate the mineralized structures and veins that were known to exist on the Richmond and Monitor properties.  Initial work was completed related to opening the Adair adit, which was a haulage way that was driven in the 1920’s.  Access was gained back to a point approximately 3,200 feet from the portal.  Additional work will be required to be completed to gain complete access to the balance of the haulage way, which estimated from historical maps to continue for another 2,000 feet or more.  Applications have been made to the United States Forest Service to receive permits to undertake a rehabilitation of the Adair portal and to drill up to 12 surface diamond drill holes in the spring of 2014.

Kinross Agreement

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

Under the terms of the Mining Lease and Assignment agreement Kinross will pay AMCOR production royalties as follows:  a 1% net smelter return royalty on all minerals extracted from the area covered by the 7 leases and a 2.5% net smelter return royalty on all minerals extracted from the area covered by the 27 unpatented mining claims.  The amount of royalties to be paid (both production royalties and advance royalty payments) are capped at $3 million per lease.  Kinross will also pay advance royalty payments in the aggregate amount of $1 million as follows:  $15,000 payable within 7 days of February 28, 2013, the effective date, $15,000 payable within 15 days of the effective date, $40,000 payable on February 28, 2014, $50,000 payable on February 28, 2015, and thereafter the annual advance royalty payment is to increase by 5% per year up to a maximum annual payment of $100,000.  Kinross satisfied the initial two $15,000 payments as well as the first year payment of $40,000.  The obligation to pay the advance royalty payment shall cease once an aggregate of $1 million has been paid.  Advance minimum royalty payments shall be creditable against the production royalties.  The production royalty payments for Minerals produced from the state leases shall be capped at $3,000,000 for each of the seven leases, including any advanced royalty payments to be offset.  Kinross also undertakes to make such payments and undertake such other actions necessary to maintain the seven state mining leases and the unpatented claims in effect and good standing.

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

Results of Operations

Since AMCOR entered exploration stage on March 30, 2012 (inception), it has earned minimal revenue and has incurred a deficit accumulated during the exploration stage of $221,177 through November 30, 2013.  Results of operations for the transition period ended November 30, 2013, compared to the period from March 30, 2012 to December 31, 2012 are as follows:

Revenue

We generated no revenue from sale of metal bearing concentrate for the transition period ended November 30, 2013 or for the period from March 30, 212 (inception) through December 31, 2012.

We earned $30,000 in royalty revenue for the transition period ended November 30, 2013 and none for the period from March 30, 212 (inception) through December 31, 2012.  The cost of revenue was $38,485 for the transition period ended November 30, 2013 in comparison with $49,145 for the period from March 30, 212 (inception) through December 31, 2012.  The increase in royalty revenue is attributed to our two mineral lease joint venture agreements entered into.

Operating Expenses

For the transition period ended November 30, 2013, we incurred $134,049 in professional fees and $6,374 in general and administrative expenses in comparison with the period from March 30, 212 (inception) through December 31, 2012 where we incurred $2,259 in professional fees and $8 in general and administrative expenses.  The increase in professional fees and general and administrative expenses was attributable to the cost associated with SEC reporting.  We expect operating expenses for our 2014 fiscal year to remain comparable in comparison with that for our 2013 transition period.

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

Net cash used in operating activities for the transition period ended November 30, 2013 was $95,913 which includes net loss of $150,207, offset by decrease in prepaid expenses of $4,382 and increases in accounts payable of $48,613 and accrued expense of $1,299.

Net cash provided by investing activities for the transition period ended November 30, 2013 was $2,500 which includes cash used in purchase of mineral rights of $10,000 offset by cash provided by return of investment in mineral rights of $12,500.

Net cash provided by financing activities for the transition period ended November 30, 2013 was $83,500 which includes cash proceeds from notes payable and convertible notes payable of $31,000 and cash proceeds from sale of common stock of $60,000 offset by cash used in repayments of notes payable and convertible notes payable of $7,500.

Our cash in the bank at November 30, 2013 was $138.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities, royalty revenue, and loans.  On November 30, 2013, we had $15,500 due for convertible notes payable, 20,000 due for related party convertible notes payable, and $2,500 due for notes payable.  We intend to pay these notes from private placements of equity securities and royalty revenue, but if we are unable to raise additional capital or receive further loans on an as needed basis, we will have to curtail or cease our operations.

Our recent cash burn rate in our operations over the eleven months ended November 30, 2013, has been approximately $13,500 per month.  We expect that that cash burn rate to remain constant over the next quarter.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past April 2014.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital to repay loans, generate sufficient revenue, or receive further loans on an as needed basis, we will have to curtail or cease our operations.

We believe that we could experience negative operating cash flow for the foreseeable future.  At November 30, 2013, we had outstanding liabilities of $118,137 of which $38,000 was due to convertible and non-convertible notes payable.  If our outstanding non-convertible loans are not repaid before December 31, 2014 and our convertible debt is not converted to equity before December 31, 2014, and we cannot repay this debt on the maturity date, we will be required to ask for extensions from the lenders or engage in another equity offering to provide capital to repay the debt.  If the lenders do not convert their debt to equity and we cannot raise further capital through and equity offering, there is a high probability that the company would become insolvent and could potentially go out of business.

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

Going Concern

Our independent auditors have included an explanatory paragraph in their report on the audits of our consolidated financial statements for the transition period ended November 30, 2013 and for the period from March 30, 2012 (inception) through December 31, 2012, which express substantial doubt about our ability to continue as a going concern.  As discussed in Note 3 to the consolidated financial statements included in this 10-K, we have suffered recurring losses from operations since inception and have a deficit accumulated during the exploration stage  that raises substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies and Estimates

Please see Note 2 of the financial statements.

Subsequent Events

On December 1, 2013, a $7,500 loan repayment was made to director Manuel Graiwer for his June 6, 2013 loan in the amount of $20,000.

On December 5, 2013, we issued a promissory note to Manuel Graiwer, a director of the Company, in the principal amount of $20,000 with interest at 6% per annum maturing on January 14, 2014, which was subsequently extended to December 31, 2014.

On December 10, 2013, we issued a promissory note to an unrelated third party entity in the principal amount of $300 with interest at 5% per annum maturing on December 31, 2014.

The four leases including the Monitor, Bayhorse, Vienna, Quartz Creek, and Trout Creek required first anniversary payments by the Company but no payments have been made and the first anniversary royalty payment was deferred until December 31, 2014 or payable within ten business days after the Company secures funding in excess of $500,000.

The first year's work requirement for each lease has also been deferred, allowed to be accomplished at the earliest possible time, weather permitting.

Transatlantic Mining Corp. (TMC) (formerly Archean Resources) agreed to issue 500,000 shares of its restricted common stock to AMCOR on, or before, February 5, 2014, per the joint venture option agreement's second year requirements related to the Monitor mine, but these shares were not issued until March 12, 2014.  The Company has also given TMC a six month extension of time to meet the minimum year one $700,000 work requirement of called for in the joint venture option agreement pertaining to the Monitor-Richmond property executed on February 5, 2013.  As of November 20, 2013, only $485,000 had been expended by TMC on the Monitor-Richmond property.

On December 4, 2013, AMCOR signed an Option and Joint Venture Agreement with BSI, a Canadian mineral exploration company, whereby BSI can acquire an option to earn an 80% interest in the Bayhorse Silver Mine ("Bayhorse") in east-central Oregon State.  The terms of the Agreement called for a payment of US$20,000 from BSI to AMCOR subsequent to the execution of the agreement and that payment was received on December 5, 2013.  To earn the 80% interest the BSI is required to conduct a minimum of

US$100,000 per year on exploration expenditures on the property on, or before, each of the first two anniversaries of the Agreement, US$300,000 on or before the third anniversary of the Agreement and expend US$500,000 on or before the fourth and fifth anniversaries of the Agreement. In addition, BSI issued 500,000 shares of its restricted common stock to AMCOR, per the agreement, on December 16, 2013.  An additional 500,000 restricted shares of BSI shall be issued to AMCOR on the third anniversary of the Agreement and 500,000 restricted shares on the fifth anniversary of the Agreement.  BSI will assume the obligations of the underlying lease agreement with Northern Adventures, Inc.

On December 16, 2013, the Company received 500,000 shares of BSI common stock, which was valued at CAD50,000 based on CAD0.10 per share on the date of issuance (CAD1 approximates $1) and recorded as return of investment in mineral rights.

On December 24, 2013 and December 27, 2013 BSI paid the Company two payment of $10,000 each, or $20,000 in aggregate, which was recorded as return of investment in mineral rights.

On February 12, 2014, Bayhorse Silver Inc. issued 125,000 shares of its subsidiary, Silcom Systems Inc. (Silcom), restricted common stock to the Company for no consideration.  The issuance was dividend shares from their subsidiary, Silcom, given to shareholders of Bayhorse Silver Inc.  There is no market for the shares currently.

Kinross Gold USA, Inc. paid $40,000 to the Company on March 3, 2014, to keep its lease on the Company’s Washington State Mineral Prospecting Leases current for an additional year pursuant the joint venture agreement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS

AMERICAN CORDILLERA MINING CORPORATION INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	43
Consolidated Balance Sheets at November 30, 2013 and December 31, 2012	44
Consolidated Statements of Operations for the Transition Period Ended November 30, 2013, for the Period from March 30, 2012 (inception) through December 31, 2012, and for the Period from March 30, 2012 (inception) through November 30, 2013	45
Consolidated Statement of Stockholders’ Equity for the Period from March 30, 2012 (inception) through November 30, 2013	46
Consolidated Statements of Cash Flows for the Transition Period Ended November 30, 2013, for the Period from March 30, 2012 (inception) through December 31, 2012, and for the Period from March 30, 2012 (inception) through November 30, 2013	47
Notes to Consolidated Financial Statements	48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Cordillera Mining Corporation

An Exploration Stage Company

We have audited the accompanying consolidated balance sheets of American Cordillera Mining Corporation (the “Company”) as of November 30, 2013 and December 31, 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the transition period ended November 30, 2013, for the period from March 30, 2012 (inception) through December 31, 2012, and for the period from March 30, 2012 (inception) through November 30, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The Company’s consolidated balance sheet as of December 31, 2012 and the related consolidated statements of operations, stockholder’s equity and cash flows for the period from March 30, 2012 (inception) through December 31, 2012 have been restated.  The restatements of the consolidated financial statements are described in Note 12.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2013 and December 31, 2012, and the results of its operations and its cash flows for the transition period ended November 30, 2013, for the period from March 30, 2012 (inception) through December 31, 2012, and for the period from March 30, 2012 (inception) through November 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had a deficit accumulated during the exploration stage at November 30, 2013, and had a net loss and net cash used in operating activities for the transition period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

March 28, 2014

American Cordillera Mining Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
	November 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash	$138	$10,051
Marketable securities	40,000	-
Prepaid expenses	-	4,382
Total current assets	40,138	14,433
Mineral rights	422,064	484,564
TOTAL ASSETS	$462,202	$498,997

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$78,838	$30,225
Accrued expenses	1,299	-
Convertible notes payable	15,500	10,000
Convertible notes payable - related party	20,000	-
Notes payable	2,500	4,500
Total current liabilities	118,137	44,725

Total liabilities	113,137	44,725

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock par value $0.001: 10,000,000 shares authorized;
10,000,000 shares designated
Common stock par value $0.001: 200,000,000 shares authorized;
89,882,679 and 88,742,679 shares issued and outstanding, respectively	89,883	88,743
Additional paid-in capital	495,359	436,499
Deficit accumulated during the exploration stage	(221,177)	(70,970)
Accumulated other comprehensive income (loss)
Change in unrealized gain (loss) of marketable securities	(20,000)	-

Total Stockholders' Equity	344,065	454,272

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$462,202	$498,997

See accompanying notes to the consolidated financial statements.

American Cordillera Mining Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Transition	For the Period from	For the Period from
	Period	March 30, 2012	March 30, 2012
	Ended	(inception) through	(inception) through
	November 30, 2013	December 31, 2012	November 30, 2013
		(Restated)
Revenue earned during the exploration stage
Revenue from sale of metal bearing concentrate	$-	$-	$-
Royalty revenue	30,000	-	30,000

Revenue earned during the exploration stage	30,000	-	30,000

Cost of revenue
Cost of revenue	38,485	49,145	87,630
Royalty expense	-	-	-

Total cost of revenue	38,485	49,145	87,630

Gross Margin	(8,485)	(49,145)	(57,630)

Operating expenses
Professional fees	134,049	2,259	136,308
General and administrative	6,374	8	6,382

Total operating expenses	140,423	2,267	142,690

Loss from operations	(148,908)	(51,412)	(200,320)

Other (income) expenses
Interest expense	1,299	19,558	20,857

Other (income) expenses, net	1,299	19,558	20,857

Loss before income tax provision	(150,207)	(70,970)	(221,177)

Income tax provision	-	-	-

Net loss	(150,207)	(70,970)	(221,177)

Other comprehensive income (loss)
Unrealized gain (loss) from marketable securities	(20,000)	-	(20,000)

Comprehensive loss	$(170,207)	$(70,970)	$(241,177)

Net loss per common share
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and diluted	89,179,829	71,573,042

See accompanying notes to the consolidated financial statements.

American Cordillera Mining Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
For the period from March 30, 2012 (inception) through November 30, 2013
For the transition period ended November 30, 2013 and for the period from March 30, 2012 (inception) through November 30, 2013

					Other Comprehensive
	Common Stock Par Value $0.001			Deficit Accumulated	Income (Loss)	Total
	Number		Additional	During the	Unrealized gain (loss) of	Stockholders'
	of Shares	Amount	Paid-in Capital	Exploration Stage	Marketable Securities	Equity

Balance, March 30, 2012	-	$-	$-	$-	$-	$-

Shares issued for acquisition of mining property
upon formation	71,500,000	71,500	-			71,500
Reverse acquisition adjustment	6,701,111	6,701	(80,037)			(73,336)
Shares issued for conversion of convertible notes
on December 28, 2012	9,720,000	9,720	476,280			486,000
Shares issued for conversion of accrued interest
on December 28, 2012	821,568	822	40,256			41,078
Net loss				(70,970)		(70,970)

Balance, December 31, 2012	88,742,679	88,743	436,499	(70,970)	-	454,272

Shares issued for cash	1,140,000	1,140	58,860			60,000
Comprehensive income (loss)
Net loss				(150,207)		(150,207)
Other comprehensive income
Unrealized gain (loss) of marketable securities					(20,000)	(20,000)
Total comprehensive income (loss)				(150,207)	(20,000)	(170,207)

Balance, November 30, 2013	89,882,679	$89,883	$495,359	$(221,177)	$(20,000)	$344,065

See accompanying notes to the consolidated financial statements.

American Cordillera Mining Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

		For the Period from	For the Period from
	For the 11 Months	March 30, 2012	March 30, 2012
	Ended	(exploration) through	(exploration) through
	November 30, 2013	December 31, 2012	November 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(150,207)	$(70,970)	$(221,177)
Adjustments to reconcile net loss to net cash used by operations:
Changes in operating assets and liabilities:
Prepaid expenses	4,382	-	4,382
Accounts payable	48,613	2,259	50,872
Accrued expenses	1,299	19,558	20,857

Net cash used by operating activities	(95,913)	(49,153)	(145,066)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from business acquisition	-	49,204	49,204
Purchase of mineral rights	(10,000)	(382,500)	(392,500)
Return of investment in mineral rights	12,500	-	12,500
Net cash provided by (used in) investing activities	2,500	(333,296)	(330,796)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	8,500	392,500	401,000
Repayments of convertible notes payable	(3,000)	-	(3,000)
Proceeds from convertible notes payable - related party	20,000	-	20,000
Proceeds from notes payable	2,500	-	2,500
Repayments of notes payable	(4,500)	-	(4,500)
Proceeds from sale of common stock	60,000	-	60,000

Net cash provided by financing activities	83,500	392,500	476,000

NET CHANGE IN CASH	(9,913)	10,051	138

CASH, BEGINNING OF PERIOD	10,051	-	-

CASH, END OF PERIOD	$138	$10,051	$138

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITES
Common shares issued for acquisition of mineral rights	$-	$71,500	$71,500

Common shares issued for conversion of accrued interest	$-	$30,564	$30,564

See accompanying notes to the consolidated financial statements.

American Cordillera Mining Corporation

Notes to the Financial Statements

November 30, 2013 and December 31, 2012

Note 1 - Organization and Operations

GCJ, Inc. (formerly Chad Guidry, Inc.)

GCJ, Inc. (formerly Chad Guidry, Inc.) was incorporated under the laws of the State of Nevada on March 30, 2004 as a blank check company.  GCJ, Inc. was inactive prior to merging with and into APD Antiquities, Inc.

American Cordillera Mining Corporation (formally APD Antiquities, Inc.) and Plan of Merger

APD Antiquities, Inc. (“APD”) was incorporated under the laws of the State of Nevada on July 23, 1996.  On December 27, 2004, APD and GCJ, Inc. entered into to an Acquisition Agreement and Plan of Merger, whereby APD acquired all of the outstanding shares of common stock of GCJ from its sole stockholder in exchange for $3,600 and GCJ, Inc. was merged with and into APD with APD as the surviving company. Pursuant to Rule 12g-3(g) of the General Rules and Regulations of the Securities and Exchange Commission, APD is the successor issuer to GCJ for reporting purposes under the Securities Exchange Act of 1934, as amended (the "Act"). The purpose of this transaction was for APD to succeed the registration status of GCJ under the Exchange Act pursuant to Rule 12g-3.

APD Antiquities, Inc. engaged in acquiring, importing, marketing, and selling valuable antiquity and art items of Asian origin.

On October 17, 2011, upon written consent of the majority of the Company’s Board of Directors, dated October 14, 2011, the majority shareholders of the Company, adopted and implemented a name change from APD Antiquities, Inc. to American Cordillera Mining Corporation (“AMCOR” or “the Company”) to reflect its intended acquisition of Northern Adventures, Inc., effective upon the filing of the Certificate of Amendment to the Articles of Incorporation with the Secretary of the State of the State of Nevada on December 12, 2012.

The Company discontinued its prior antiquity business upon consummation of the asset purchase agreement (“Asset Purchase Agreement”) with Northern Adventures, Inc. and all of the shareholders of Northern Adventures, Inc. on December 28, 2012.

Northern Adventures, Inc.

Northern Adventures, Inc. (“NAI”) was incorporated on March 30, 2012 under the laws of the State of Nevada.  NAI engages in mining exploration in North America.

Acquisition of Northern Adventures, Inc. Treated as a Reverse Acquisition

On December 28, 2012 (the "Closing Date"), an asset purchase agreement (“Asset Purchase Agreement”) was executed, by and among AMCOR, AMCOR Exploration, Inc. (a wholly owned subsidiary of AMCOR) and Northern Adventures, Inc. (“NAI”).  In consideration for the acquisition of all of the mining assets that comprise the “Northern Adventures, Inc.” business (the “NAI Mining Assets”), AMCOR (i) exchanged debt owed by NAI in the amount of $382,500 and accrued interest in the amount of $30,564 through November 30, 2012, and (ii) issued 71,500,000 shares of AMCOR restricted common stock, valued at par value $0.001 or $71,500, to NAI, which was subsequently transferred to NAI shareholders.  Pursuant to the terms and conditions of the Asset Purchase Agreement, the Company acquired substantially all of NAI’s mining assets made up of the following nine projects which will be owned outright by the Company or controlled pursuant to mineral lease agreements or options to acquire leases: 1) an agreement to explore and acquire the Bayhorse silver mine consisting of 3 patented and 21 unpatented claims located in Baker County, Oregon; 2) a lease agreement pertaining to 37 unpatented mining claims located on Quartz Creek, in Mineral County, Montana; 3) a lease agreement pertaining to 58 unpatented mining claims located Trout Creek, in Mineral County, Montana; 4) a lease agreement pertaining to 18 unpatented mining claims referred to as the Vienna prospect locate in Shoshone County, Idaho; 5) a lease agreement pertaining to the Monitor-Richmond and Copper Age mines consisting of a total of 20 unpatented mining claims located in Shoshone County, Idaho; 6) the option to acquire ten leases granted by the State of Washington covering 4,664 acres of state mineral leases and 27 unpatented mining claims known as the Torada Creek Project in the Bodie Mining District in Okanogan County, Washington; 7) acquisition agreements pertaining to 15 unpatented mining claims located in Stevens County, Washington referred to as the Box Group; 8) acquisition agreements pertaining to 15 unpatented mining claims located in Stevens County, Washington referred to as the McKinley-McNally Property; and 9) directly owned all right, title, and claim to 26 unpatented claims commonly known as the North Moccasin Project or Plum Claims located in Fergus County, Montana.

Immediately following the consummation of the Asset Purchase Agreement: (i) the former security holders of Northern Adventures, Inc. common stock had an approximate 80.6% voting interest in the Company and the Company stockholders retained an approximate 19.4% voting interest, (ii) the former board of directors and executive management team of Northern Adventures, Inc. remained as the only continuing board of directors and executive management team for the Company, and (iii) the Company’s ongoing operations consisted solely of the ongoing operations of Northern Adventures, Inc. Based primarily on these factors, for financial statement reporting purposes, the Acquisition was accounted for as a reverse acquisition and a recapitalization, the merger between the Company and NAI has been treated as a reverse acquisition with NAI deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with Section 805-10-55 of the FASB Accounting Standards Codification.  The reverse acquisition is deemed a capital transaction and the net assets of NAI (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the acquisition.  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of NAI which are recorded at their historical costs.  The equity of the Company is the historical equity of NAI retroactively restated to reflect the number of shares issued by the Company in the transaction.  As a result, these financial statements reflect the historical results of Northern Adventures, Inc. prior to the Acquisition, and the combined results of the Company following the Acquisition.

Note 2 – Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Fiscal Year End

On December 31, 2012, the Board of Directors of the Company (the “Board”) approved a change in the Company’s fiscal year end from December 31 to November 30. As a result of this change, the Company is filing a Transition Report on Form 10-K for the 11 month transition period ended November 30, 2013.

Exploration Stage Company

The Company has established the existence of mineralized material, however it has not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (the “SEC”) under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for mineralized material. As a result, the Company remains in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established..

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)

Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;

(ii)

Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iii)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions.  After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification ("ASC") to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Northern Adventures, Inc. (“NAI”)	The State of Nevada	March 30, 2012	100%

American Cordillera Mining Corp.	The State of Nevada	July 23, 1996 (December 28, 2012)	100%

The consolidated financial statements include all accounts of NAI as of November 30, 2013 and December 31, 2012 and for the reporting periods then ended, all accounts of the Company as of November 30, 2013 and December 31, 2012 and for the reporting period ended November 30, 2013 and for the period from December 28, 2012 (date of acquisition) through December 31, 2012.

All inter-company balances and transactions have been eliminated.

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

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company’s convertible notes payable and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at November 30, 2013 and December 31, 2012.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 1 Financial Assets – Marketable Securities

The Company uses Level 1 of the fair value hierarchy to measure the fair value of the marketable securities and marks the available for sale marketable securities at fair value in the statement of financial position at each balance sheet date and reports the unrealized holding gains and losses for available-for-sale securities in other comprehensive income (loss), until realized, provided the unrealized holding gains and losses is temporary.  If the fair value of an investment is less than its cost basis at the balance sheet date of the reporting period for which impairment is assessed, and it is determined that the impairment is other than temporary, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include mineral rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable Debt and Equity Securities, Available for Sale

The Company accounts for marketable debt and equity securities, available for sale, in accordance with sub-topic 320-10 of the FASB Accounting Standards Codification (“Sub-topic 320-10”).

Pursuant to Paragraph 320-10-35-1, investments in debt securities that are classified as available for sale and equity securities that have readily determinable fair values that are classified as available for sale shall be measured subsequently at fair value in the consolidated balance sheets at each balance sheet date. Unrealized holding gains and losses for available-for-sale securities (including those classified as current assets) shall be excluded from earnings and reported in other comprehensive income until realized except an available-for-sale security that is designated as being hedged in a fair value hedge, from which all or a portion of the unrealized holding gain and loss of shall be recognized in earnings during the period of the hedge, pursuant to paragraphs 815-25-35-1 through 815-25-35-4.

The Company follows Paragraphs 320-10-35-17 through 34E and assess whether an investment is impaired in each reporting period.  An investment is impaired if the fair value of the investment is less than its cost. Impairment indicators include, but are not limited to the following: a. a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee; b. a significant adverse change in the regulatory, economic, or technological environment of the investee; c. a significant adverse change in the general market condition of either the geographic area or the industry in which the investee operates; d. a bona fide offer to purchase (whether solicited or unsolicited), an offer by the investee to sell, or a completed auction process for the same or similar security for an amount less than the cost of the investment; e. factors that raise significant concerns about the investee's ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants. If the fair value of an investment is less than its cost basis at the balance sheet date of the reporting period for which impairment is assessed, the impairment is either temporary or other than temporary.  Pursuant to Paragraph 320-10-35-34, if it is determined that the impairment is other than temporary, then an impairment loss shall be recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The measurement of the impairment shall not include partial recoveries after the balance sheet date. The fair value of the investment would then become the new basis of the investment and shall not be adjusted for subsequent recoveries in fair value.  For presentation purpose, the entity shall recognize and present the total other-than-temporary impairment in the statement of earnings with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive income, in accordance with paragraph 320-10-35-34D, if any, pursuant to Paragraph 320-10-45-8A; and separately present, in the financial statement in which the components of accumulated other comprehensive income are reported, amounts recognized therein related to held-to-maturity and available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized in earnings pursuant to Paragraph 320-10-45-9A.  Pursuant to Paragraphs 320-10-35-36 and 37 the entire change in the fair value of foreign-currency-denominated available-for-sale debt securities shall be reported in other comprehensive income and An entity holding a foreign-currency-denominated available-for-sale debt security is required to consider, among other things, changes in market interest rates and foreign exchange rates since acquisition in determining whether an other-than-temporary impairment has occurred.

Mineral Rights/Properties

The Company follows Section 930 of the FASB Accounting Standards Codification for its mineral properties.  Costs of acquisition and option costs of mineral rights/properties are capitalized upon acquisition pending determination of whether the drilling or lab testing has found proven reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study.  If a mineral ore body is discovered, capitalized costs will be amortized on a unit-of-production basis following the commencement of production.  Otherwise, capitalized acquisition costs are expensed when it is determined that the mineral property has no future economic value.  General exploration costs and costs to maintain rights and leases, including rights of access to lands for geophysical work and salaries, equipment, and supplies for geologists and geophysical crews are expensed as incurred.  When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs as well as interest costs relating to exploration and development projects that require greater than six (6) months to be readied for their intended use, incurred after such determination, will be capitalized.  The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible.  Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset categories and amortized on a unit-of-production basis.  Where proven and probable reserves have not been established, such capitalized expenditures are depleted over the estimated production life, upon commencement of extraction, using the straight-line method. Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future will be written off.  The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate.  A gain or loss will be recognized for all other sales of proved properties and will be classified in other operating revenues.  Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

The provision for depreciation, depletion and amortization (“DD&A”) of mineral properties will be calculated on a property-by-property basis using the unit-of-production method.  Taken into consideration in the calculation of DD&A are estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all general exploration costs, if any, are being expensed.

Mineral Exploration and Mine Development Costs

All mineral exploration and pre-extraction expenditures are expensed as incurred until such time the Company exits the Exploration Stage by establishing proven or probable reserves. Mine development costs incurred to develop mineral deposits, to expand the capacity of mines or to develop mine areas substantially in advance of production are capitalized once proven and probable reserves exist, and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects, including related property and equipment costs, are charged to mining costs.

Restoration Costs (Asset Retirement and Environmental Obligations)

Various federal and state mining laws and regulations require the Company to reclaim the surface areas and restore underground water quality for its mine projects to the pre-existing mine area average quality after the completion of mining.

In accordance with ASC 410, Asset Retirement and Environmental Obligations, the Company capitalizes the measured fair value of asset retirement and environmental obligations to mineral rights and properties. ASC 410 requires the Company to record a liability for the present value of the estimated future site restoration and environmental remediation costs with corresponding increase to the carrying amount of the related mineral rights and properties. The asset retirement and environmental obligations are accreted to an undiscounted value until the time at which they are expected to be settled. The accretion expense is charged to earnings and the actual retirement costs are recorded against the asset retirement obligations when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

Environmental expenditures that relate to ongoing environmental and reclamation programs will be charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits. Future site restoration and environmental remediation costs, which include extraction equipment removal, site restoration and environmental remediation, are accrued at the end of each reporting period based on management's best estimate of the costs expected to be incurred for each project. Such estimates are determined by the Company's engineering studies which consider the costs of future surface and groundwater activities, current regulations, actual expenses incurred, and technology and industry standards.

On a quarterly basis, the Company reviews the assumptions used to estimate the expected cash flows required to settle the asset retirement obligations, including changes in estimated probabilities, amounts and timing of the settlement of the asset retirement and environmental obligations, as well as changes in the legal obligation requirements at each of its mineral projects. Changes in any one or more of these assumptions may cause revision of asset retirement obligations for the corresponding assets.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Foreign Currency Transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions.  Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency or Canadian Dollar, the Company’s operating functional currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue:

(i)

Sale of metals or metal bearing concentrate:  The Company will derive its revenue from sales contracts with customers with revenues being generated upon the shipment of merchandise.  Persuasive evidence of an arrangement will be demonstrated via sales invoice or contract; product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the vessel or rail company and title transfers upon shipment, based on free on board (“FOB”) warehouse terms; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive.  Revenue from the sale of metals or metal bearing concentrate may be subject to adjustment upon final settlement of estimated metal or metal bearing concentrate prices, weights and assays, and are recorded as adjustments to revenue in the period of final settlement of prices, weights and assays; such adjustments are typically not material in relation to the initial invoice amounts.

(ii)

Mineral production royalty:  The Company derives its mineral production royalty from joint venture arrangements with regard to the exploration of mineral rights the Company owns or has under its control. The Company recognizes (i) annual advance minimum royalty payments as revenue in the period when received and (ii) mineral production royalty as revenue in the period when earned based on monthly or quarterly production report from joint ventures provided the collectability of mineral production royalty is reasonable assured.

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification.  While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Income Tax Provision

The Company follows paragraph 740-10-30-2 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification.  Paragraph 740-10-25-13.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards.  The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability.  In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions.  In management’s opinion, adequate provisions for income taxes have been made for all years.  If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended November 30, 2013 or December 31, 2012.

Limitation on Utilization of NOLs due to Change in Control

Pursuant to the Internal Revenue Code Section 382 (“Section 382”), certain ownership changes may subject the NOL’s to annual limitations which could reduce or defer the NOL.  Section 382 imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.”  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.  In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years.  The imposition of this limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to paragraph of 260-10-45-10 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For the Reporting Period Ended November 30, 2013	For the Reporting Period Ended December 31, 2012

Convertible Note Shares

Potential outstanding dilutive common shares from the conversion of the principal amount of convertible notes payable convertible to common shares at $0.05 per share	710,000	200,000

Potential outstanding dilutive common shares from the conversion of the accrued interest of convertible notes payable convertible to common shares at $0.05 per share	27,390	-

Sub-total Convertible Note Shares	737,390	200,000

Total potentially outstanding dilutive common shares	737,390	200,000

Cash Flows Reporting

The Company has adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-24 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.”  The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception.  The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent.  Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the exploration stage at November 30, 2013, a net loss and net cash used in operating activities for the reporting period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate revenue; however, its cash position may not be significant to support its daily operations.  While the Company believes in the viability of its strategy to commence operations, generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate revenue and in its ability to raise additional funds.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Marketable Equity Securities, Available for Sale

On February 23, 2013, Transatlantic Mining Corp. (formerly Archean Star Resources Inc.) (“TMC”), a Toronto Stock Exchange listed company (Stock Symbol: TCO.V), issued the Company 500,000 shares of TMC common stock pursuant to their joint venture agreement.  The Company valued these marketable securities at CAD60,000 based on CAD0.12 per share on the date of issuance (CAD1 approximates $1) credited the same amount to the mineral rights as, return of investment in mineral rights, upon receipt of the same on February 23, 2013, then marked to market on a quarterly basis and recorded the change in fair value of the marketable securities as unrealized gain (loss) of the marketable securities in other comprehensive income (loss).  The Company values marketable securities at the lower of its original cost, Private Placement of Memorandum ("PPM") or market using quoted market prices from Toronto Stock Exchange on TCO, whichever is more reliably measurable.

At November 30, 2013 the Company’s available for sale marketable securities were marked to market to CAD40,000 based on CAD0.08 per share (CAD1 approximates $1).

The table below provides a summary of the changes in the fair value of marketable securities, available for sale measured at fair value on a recurring basis using Level 1 of the fair value hierarchy to measure the fair value.

		Fair Value Measurement Using Level 1 Inputs
	Original cost	Impairment – Other Than Temporary		Accumulated Foreign Currency Transaction Gain (Loss)	Other Comprehensive Income (Loss) - Change in Unrealized Loss	Fair Value

Balance, December 31, 2012	-		(-)	-	(-)	-

Purchases, issuances and settlements	60,000					60,000

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary			-			-

Net Loss: Gain (loss) on foreign currency rate change				(-)	-	(-)

Other comprehensive income (loss): Changes in unrealized loss				-	(20,000)	(20,000)

Balance, November 30, 2013	$60,0000	$	(-)	$-	$(20,000)	$40,000

The change in the currency exchange rate of the Canadian dollar versus the United States (“US”) dollar from February 23, 2013, the date of acquisition of the Marketable securities, through November 30, 2013 was immaterial. The Canadian dollar’s exchange rate at November 30, 2013 was approximately the same as the value of the US dollar.

Note 5 – Mineral Rights Acquisition

Pursuant to the Asset Purchase Agreement consummated on December 28, 2012, the Company acquired certain mineral properties and interests made up of the following nine projects which will be owned outright or controlled by the Company pursuant to mineral lease agreements or options to acquire leases: 1) an agreement to explore and acquire the Bayhorse silver mine consisting of 3 patented and 10 unpatented claims located in Baker County, Oregon; 2) a lease agreement pertaining to 37 unpatented mining claims located on Quartz Creek, in Mineral County, Montana; 3) a lease agreement pertaining to 58 unpatented mining claims located Trout Creek, in

Mineral County, Montana; 4) a lease agreement pertaining to 18 unpatented mining claims referred to as the Vienna prospect locate in Shoshone County, Idaho; 5) a lease agreement pertaining to the Monitor-Richmond and Copper Age mines consisting of a total of 105 unpatented mining claims (20 original claims and Transatlantic Mining Corp. [formerly Archean Star], our joint venture partner for this lease, has paid for an additional 85 claims that are in our area of influence covered by the agreements) located in Shoshone County, Idaho; 6) ten state leases were acquired by the company and seven of the ten leases were assign to Kinross Gold USA, Inc. (“Kinross”) pursuant to an agreement between the Company and Kinross and three leases have been retained by the company and are currently in good standing.; 7) acquisition agreements pertaining to 15 unpatented mining claims located in Stevens County, Washington referred to as the Box Group; 8) acquisition agreements pertaining to 15 unpatented mining claims located in Stevens County, Washington referred to as the McKinley-McNally Property; and 9) directly owned all right, title, and claim to 26 unpatented claims commonly known as the North Moccasin Project or Plum Claims located in Fergus County, Montana.

In consideration for the acquisition of all of the mining assets of NAI, AMCOR (i) exchanged debt owed by NAI in the amount of $382,500 and accrued interest in the amount of $30,564 through November 30, 2012, and (ii) issued 71,500,000 shares of AMCOR restricted common stock, valued at par value $0.001 or $71,500, to NAI, which was subsequently transferred to NAI shareholders, or total consideration of $484,564 in aggregate.

On April 9, 2013 the Company paid $10,000 to acquire additional rights from Hydro Imaging, Inc.

The key terms and conditions of the five mineral properties leases are as follows:

Bayhorse Mine:

The date of the Company’s mining lease with Bayhorse Silver Mine LLC is June 26, 2012. The term of the lease on the three patented and ten unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, mined, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start-up of ore production are expected to commence within one year.  The initial consideration for the lease was a cash payment of ten thousand ($10,000) dollars.  Annual minimum advanced royalties will be due the Lessor on the following basis.  The Company is required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  In July 2013, the first anniversary royalty payment was deferred until December 31, 2013, or payable within ten business days after AMCOR secures funding in excess of $500,000.  It was subsequently extended to December 31, 2014.  There are also work requirements for each year and the lease calls for a variable net smelter royalty in the future. The first year's work requirement has been deferred, allowed to be accomplished at the earliest possible time, weather permitting.

Vienna Mine:

The date of the Company’s mining lease with Martin Clemets is June 26, 2012. The term of the lease on 18 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start-up of ore production are expected to commence within one year. The initial consideration for the lease was a cash payment of five thousand ($5,000) dollars.  Annual minimum advanced royalties will be due the Lessor on the following basis.  The Company is required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  In July 2013, the first anniversary royalty payment was deferred until December 31, 2013, or payable within ten business days after AMCOR secures funding in excess of $500,000.  It was subsequently extended to December 31, 2014.  There are also work requirements for each year and the lease calls for a variable net smelter royalty in the future. The first year's work requirement has been deferred, allowed to be accomplished at the earliest possible time, weather permitting.

Monitor-Richmond-Copper Age Mines:

On June 27, 2012, Northern Adventures, Inc. originally entered into the Mining Lease with Northern Adventures, Inc., and AMCOR assumed the rights in that Mining Lease from Northern Adventures, Inc. pursuant to the Asset Purchase Agreement dated December 28, 2012.  The term of the lease on 20 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start-up of ore production are expected to commence within one year. The initial consideration for the lease was a cash payment of five thousand ($5,000) dollars. Annual minimum advanced royalties will be due the Lessor on the following basis. The Company is required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.

Option and Joint Venture Agreement with Transatlantic Mining Corp. (formerly Archean Star Resources, Inc.)

On February 5, 2013, the Company entered into a definitive Option and Joint Venture Agreement with TMC (“TMC Option and Joint Venture Agreement”) pertaining to 20 unpatented claims leased by AMCOR pursuant to a Mining Lease with Northern Adventures, Inc.  As part of the transaction, AMCOR will receive 500,000 shares of TMC common stock upon signing of the agreement and an additional 500,000 shares of TMC common stock on the second and third anniversaries of the agreement, subject to TMC going forward with the agreement after year one.  TMC will assume the obligations of the underlying lease agreement and pay an up-front fee of $7,500 to AMCOR.  Pursuant to the terms and conditions of the TMC Option and Joint Venture Agreement TMC can earn up to 80% ownership interest in the property lease by expending $2,100,000 over a three year period, with a minimum expenditure of $700,000 in year one of the agreement.  AMCOR’s interest shall be a Carried Interest until such time as a Bankable Feasibility Study has been produced or a decision to mine has been made.

On February 23, 2013, the Company received 500,000 shares of TMC common stock, which was valued at CAD60,000 based on CAD0.12 per share (CAD1 approximates $1) and recorded as return of investment in mineral rights.  On February 8, 2013 the Company received an up-front fee of $7,500, which was recorded as return of investment in mineral rights.

The year one payment of annual advance minimum royalty of $10,000 and work requirements have been satisfied by Transatlantic Mining Corp, the Company’s joint venture partner on the project.

Pursuant to TMC Option and Joint Venture Agreement TMC is required to expend a minimum expenditure of $700,000 in year one of the agreement.  As of February 5, 2014, only $485,000 had been expended by TMC on the Monitor-Richmond property. The Company has given TMC a six month extension of time to meet the minimum year one $700,000 work requirement.

On March 12, 2014, the Company received an additional 500,000 shares of TMC common stock pursuant to TMC Option and Joint Venture Agreement TMC, which was valued at CAD65,000 based on CAD0.13 per share (CAD1 approximates $1) on the date of issuance and recorded as return of investment in mineral rights.

Quartz Creek:

The date of the Company’s mining lease with Northern Adventures, Inc. is June 26, 2012. The term of the lease on 37 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start-up of ore production are expected to commence within one year.  The initial consideration for the lease was a cash payment of twenty five thousand ($25,000) dollars. Annual minimum advanced royalties will be due the Lessor on the following basis.  The Company is required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  In July 2013, the first anniversary royalty payment was deferred until December 31, 2013, or payable within ten business days after AMCOR secures funding in excess of $500,000.  It was subsequently extended to December 31, 2014.  There are also work requirements for each year and the lease calls for a variable net smelter royalty in the future.  The first year's work requirement has been deferred, allowed to be accomplished at the earliest possible time, weather permitting.

Trout Creek:

The date of the Company’s mining lease with Northern Adventures LLC is June 26, 2012. The term of the lease on 58 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start-up of ore production are expected to commence within one year.  The initial consideration for the lease was a cash payment of twenty five thousand ($25,000) dollars. Annual minimum advanced royalties will be due the Lessor on the following basis.  The Company is required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  In July 2013, the first anniversary royalty payment was deferred until December 31, 2013, or payable within ten business days after AMCOR secures funding in excess of $500,000.  It was subsequently extended to December 31, 2014.  There are also work requirements for each year and the lease calls for a variable net smelter royalty in the future. The first year's work requirement has been deferred, allowed to be accomplished at the earliest possible time, weather permitting.

Washington State Mineral Prospecting Leases—Bodie Project Toroda Creek-Wauconda Mining District

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

Agreement with Kinross Gold USA, Inc.

On April 5, 2013 AMCOR exercised an option to acquire three mineral leases located in Okanogan County, Washington, pursuant to an Option to Purchase Mineral Leases between Hydro Imaging, Inc. (“Hydro”) and Northern Adventures, Inc. (“NAI”) entered into on June 25, 2012 and amended on December 7, 2012, which option was transferred to the Company on December 28, 2012 by NAI pursuant to an Asset Purchase Agreement.  The Company also acquired Hydro Imaging’s rights in a Mineral Lease and Assignment agreement with Kinross Gold USA, Inc. (“Kinross Agreement”).  The original option was granted by Hydro, a private company owned solely by David Boleneus, currently a member of the Company’s board of directors, to NAI on June 25, 2012.  Under the terms and conditions of the original option Hydro was granted the right to acquire ten leases granted by the Department of Natural Resources for the State of Washington totaling 4,583.76 acres and 27 unpatented mining claims located in the Toroda Creek-Wauconda Mining district in Okanogan country in the State of Washington for the payment of an exercise price of $10,000.

On February 28, 2013, Hydro concluded the Mining Lease and Assignment agreement with Kinross Gold USA, Inc. (“Kinross”) concerning seven of the ten mineral leases totaling 2,934.56 acres and a lease on 27 unpatented mining claims located in Okanogan County, Washington.  The seven state leases were transferred from Hydro to Kinross and approved by the State of Washington on March 27, 2013.  Pursuant to the terms and conditions of the Kinross Agreement, Kinross will assume all of the underlying obligations, annual rental expenses, and work requirements related to the seven leases and 27 unpatented mining claims to maintain the seven state mining leases and the unpatented claims in effect and good standing.  The remaining three state mining leases totaling 1,649.2 acres were transferred from Hydro to AMCOR and the transfer was approved from the Department of Natural Resources for the State of Washington.

Pursuant to the terms and conditions of the Mining Lease and Assignment agreement Kinross will pay AMCOR production royalties as follows: a 1% net smelter return royalty on all minerals extracted from the area covered by the 7 leases and a 2.5% net smelter return royalty on all minerals extracted from the area covered by the 27 unpatented mining claims.  Kinross will also pay advance royalty payments in the aggregate amount of $1 million as follows:  $15,000 payable within 7 days of February 28, 2013, the effective date, $15,000 payable within 15 days of the effective date, $40,000 payable on February 28, 2014, $50,000 payable on February 28, 2015, and thereafter the annual advance royalty payment is to increase by 5% per year up to a maximum annual payment of $100,000.  The obligation to pay the advance royalty payment shall cease once an aggregate of $1 million has been paid.  Advance minimum royalty payments shall be credited against the production royalties.  The production royalty payments for minerals produced from the state leases shall be capped at $3,000,000 for each of the seven leases, including any advanced royalty payments to be offset.

On April 5, 2013 Kinross Gold USA, Inc. paid the Company $30,000 year one annual advance minimum royalty payment which was recorded as royalty revenue upon receipt of the payment of cash.

On March 3, 2014 Kinross Gold USA, Inc. paid the Company $40,000 year one annual advance minimum royalty payment which was recorded as royalty revenue upon receipt of the payment of cash.

Royalty Obligations and Work Requirement with Mining Leases of Bayhorse, Vienna, Quartz Creek, and Trout Creek:

The four leases including the Bayhorse, Vienna, Quartz Creek, and Trout Creek required first anniversary payments by the Company of $10,000 each but no payments have been made and the first anniversary royalty payment was deferred until December 31, 2014 or payable within ten business days after the Company secures funding in excess of $500,000.

The first year's work requirement for each lease has also been deferred, allowed to be accomplished at the earliest possible time, weather permitting.

Impairment Testing of Mineral Rights and DD&A Expenses

(i)

Impairment Testing

The Company completed its annual impairment testing of mining properties and determined that there was no impairment as the fair value of mining properties, substantially exceeded their carrying values at November 30, 2013.

(ii)

Depreciation, Depletion and Amortization Expenses

No depreciation, depletion and amortization was recorded for the reporting period ended November 30, 2013 or December 31, 2012 as the Company has not yet commenced operations.

Customer Concentration

One customer accounted for all of the Company’s royalty revenue. A reduction in sales from or loss of such customer would have a material adverse effect on the Company’s results of operations and financial condition.

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Frank H. Blair	President, CEO and director

Dwight Weigelt	CFO, Treasurer, Secretary, Director

Gerry Frankovich	V.P. and director

David Boleneus	Director

Louis G. Cornacchia	Director

Manuel Graiwer	Director

Convertible Note Payable – Related Party

From time to time, certain officers and directors provided working capital to the Company in the form of convertible notes payable.

Convertible note payable – related party consisted of the following:

	November 30, 2013	December 31, 2012
On June 28, 2013, the Company issued a convertible note to Manuel Graiwer, a director of the Company, in the principal amount of $20,000 with interest at 6% per annum, convertible to common stock at $0.05 per share, maturing on September 26, 2013, subsequently extended to December 31, 2014. $7,500 of this convertible note was repaid on December 1, 2013.	$20,000	$-

Convertible note payable – related party.	$20,000	$-

Note 7 – Convertible Notes Payable

Convertible notes payable consisted of the following:

	November 30, 2013	December 31, 2012
On December 31, 2012, the Company issued a convertible promissory note in the principal amount of $10,000 with interest at 8% per annum, convertible to common stock at $0.05 per share, maturing on January 31, 2013, subsequently extended to December 31, 2014. $2,500 of this convertible note was repaid on February 12, 2013.	$7,500	$10,000

On March 8, 2013, the Company issued a convertible note in the principal amount of $5,000 with interest at 5% per annum, convertible to common stock at $0.05 per share, maturing on June 30, 2013, subsequently extended to December 31, 2014.	5,000	-

On March 21, 2013, the Company issued a convertible note in the principal amount of $3,000 with interest at 5% per annum, convertible to common stock at $0.05 per share, maturing on June 30, 2013, subsequently extended to December 31, 2014.	3,000	-

Convertible notes payable	$15,500	$10,000

Note 8 - Notes Payable

Notes payable consisted of the following:

	November 30, 2013	December 31, 2012
Four non-interest bearing notes totaling $4,500. On April 4, 2013, the notes were fully repaid to the note holders.	$-	$4,500

On October 11, 2013, the Company issued a promissory note to a non-affiliated entity in the principal amount of $1,000 with interest at 5% per annum maturing on October 11, 2014.	1,000	-

On October 15, 2013, the Company issued a promissory note to a non-affiliated individual in the principal amount of $1,500 with interest at 5% per annum maturing on October 15, 2014.	1,500	-

	$2,500	$4,500

Note 9 – Stockholders’ Equity

Shares Authorized

Shares Authorized upon Incorporation

Upon incorporation on March 30, 2004 the total authorized capital stock of the corporation was:

Seventy Million (70,000,000) shares of Class A Common Stock with a Par Value of $0.001 all of which shall be entitled to voting power.

Two million (2,000,000) authorized Series A Preferred Shares with a par value of $0.001 and such other terms as determined by the Board of Directors of the corporation prior to their issuance.  Each Series A Preferred Share shall have voting rights and shall carry a voting weight equal to ten (10) Common Shares.  Each Series A Preferred Share may be converted into ten (10) Common Shares upon approval by the Board of Directors of the corporation.

Two million (2,000,000) authorized Series B Preferred Shares with a par value of $0.001 per share and such other terms as may be determined prior to their issuance by the Board of Directors.  Each Series B Preferred Share shall have voting rights and shall carry a voting weight equal to two (2) Common Shares.  Each Series B Preferred Share may be converted into two (2) Common Shares upon approval by the Board of Directors.

One million (1,000,000) authorized Series C Preferred Shares with a par value of $0.001 per share and such other terms as may be determined by the Board of Directors prior to their issuance.  No Series C Preferred Share shall have voting rights.

Shares Authorized per Articles of Merger

On December 27, 2004, APD Antiquities, Inc. ("APD") and GCJ, Inc. entered into to an Acquisition Agreement and Plan of Merger whereby GCJ, Inc. merged with and into APD with APD as the surviving entity. Pursuant to the Articles of Merger the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of which Five Million (5,000,000) shares shall be Preferred Stock, par value $0.001 per share, and Seventy Million (70,000,000) shares shall be Common Stock, par value $0.001 per share.

Amendment to the Articles of Incorporation

On October 14, 2011, upon approval by written consent, in lieu of a special meeting, the Board of Directors of the Company approved the corporate name change, the increase in the number of authorized shares and the reverse split of the issued common stock pursuant to a Written Consent of Directors.   Subsequently, on October 17, 2011, upon approval by written consent, in lieu of a special meeting, of the majority stockholders the Company is authorized to file a certificate of amendment to its Articles of Incorporation to (1) change the name of the Company from APD Antiquities, Inc. to American Cordillera Mining Corporation; (2) increase the number of authorized shares of par value $0.001 stock from Seventy Five Million (75,000,000) shares up to Two Hundred Ten Million (210,000,000) shares, composed of an increase in authorized shares of par value $0.001 common stock from Seventy Million (70,000,000) up to Two Hundred Million (200,000,000), and an increase the number of authorized shares of par value $0.001 preferred stock from Five Million (5,000,000) up to Ten Million (10,000,000) shares; and (3) undertake a 20-for-1 reverse split of its issued and outstanding common stock.

On December 12, 2012, the Company filed the Certificate of Amendment to the Articles of Incorporation with the Secretary of the State of the State of Nevada to effectuate the name change, effective on December 12, 2012.

On December 17, 2012, the Company filed the Certificate of Amendment to the Articles of Incorporation with the Secretary of the State of the State of Nevada to effectuate the increase of the number of authorized shares, effective on December 28, 2012.

The Company has not filed the Certificate of Amendment to the Articles of Incorporation with the Secretary of the State of the State of Nevada to effectuate a 20-for-1 reverse split of its issued and outstanding common stock as of the date when the financial statements were issued.

Common Stock

Sale of Common Stock or Equity Units

Immediately prior to the consummation of the Assets Purchase Agreement on December 28, 2012, the Company had 6,701,111 shares of common stock issued and outstanding.

On December 28, 2012, as part of the consummation of the Asset Purchase Agreement all of the convertible note holders of the Company converted all of their then outstanding convertible notes payable in the principal amount of $486,000 and related accrued interest in the amount of $41,078 to the shares of common stock of the Company at $0.05 per share, or 9,720,000 and 821,568 shares.

Upon consummation of the Asset Purchase Agreement on December 28, 2012, the Company issued 71,500,000 shares of its common stock to Northern Adventures, Inc. pursuant to the Asset Purchase Agreement which involved, in part, the exchange of debt in the principal amount of $382,500 and accrued interest in the amount of $30,564, which was applies as partial consideration for the acquisition of mining assets.

On February 11, 2013, the Company entered into a definitive agreement relating to the private placement of $25,000 of its securities through the sale of 500,000 shares of its common stock at $0.05 per share to an investor.

On February 18, 2013, the Company entered into a definitive agreement relating to the private placement of $5,000 of its securities through the sale of 100,000 shares of its common stock at $0.05 per share to an investor.

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

Stock Option Plan

2001 Stock Option Plan as Amended

Adoption of 2001 Stock Option Plan

Before the Merger, on January 15, 2001, the Board of Directors of the Company adopted the 2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan, whereby the Board of Directors authorized 1,000,000 shares of the Company’s common stock, par value $0.001, to be reserved for issuance (“2001 Stock Option Plan”). The purpose of the 2001 Stock Option Plan is to advance the interests of the Company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to us and upon whose efforts and judgment the success of the Company is largely dependent. Grants to be made under the 2001 Stock Option Plan are limited to the Company’s employees, including employees of the Company’s subsidiaries, the Company’s directors and consultants to the Company. The recipients of any grant under the 2001 Stock Option Plan, and the amount and terms of a specific grant, are determined by the Board of Directors of the Company.  Should any option granted or stock awarded under the

2001 Stock Option Plan expire or become un-exercisable for any reason without having been exercised in full or fail to vest, the shares subject to the portion of the option not so exercised or lapsed will become available for subsequent stock or option grants.

2012 Amendment to the 2001 Stock Option Plan

On November 30, 2012, the Company’s Board of Directors authorized to increase the number of its common stock, $0.001 par value, available for issuance pursuant to the Corporation's 2001 Stock Option Plan from one million (1,000,000) shares to five million (5,000,000) shares among other material terms, subject to stockholder approval at the Annual Meeting.  At the 2012 Annual Meeting of Stockholders (the “2012 Annual Meeting”) of the Company held on December 31, 2012, the majority stockholders of the Company approved the amendment of the Company’s 2001 Stock Options Plan (the “Amended 2001 Stock Option Plan”).

Summary of the Company’s Amended 2001 Stock Incentive Plan Activities

The Board of Directors of the Company did not grant any stock option or stock appreciation right under its amended 2001 Stock Incentive Plan as of the date when the financial statements were issued.

Note 10 – Income Tax Provision

Deferred Tax Assets

At November 30, 2013, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $221,177 that may be offset against future taxable income through 2033.  No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $75,200 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its possibility of realization.  The valuation allowance increased approximately $51,070 and $24,130 for the reporting period ended November 30, 2013 and December 31, 2012, respectively.

Components of deferred tax assets in the consolidated balance sheets are as follows:

	November 30, 2013	December 31, 2012
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$75,200	$24,130

Less valuation allowance	(75,200)	(24,130)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the Reporting Period ended November 30, 2013	For the Reporting Period ended December 31, 2012

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Tax Returns Remaining subject to IRS Audits

The Company has not yet filed its corporation income tax return for the reporting period ended November 30, 2013 or December 31, 2012. The Company's corporation income tax returns for the reporting period ended November 30, 2013 or December 31, 2012 will remain subject to audit under the statute of limitations by the Internal Revenue Service for a period of three (3) years from the date they are filed.

Note 11 – Adjustments to Previously Issued Consolidated Financial Statements

Subsequent to the original issuance of the Company’s consolidated financial statements as of December 31, 2012 and for the year then ended as included in its Annual Report on Form 10-K filed with the SEC on April 16, 2013 and in connection with the audit of the Company’s consolidated financial statements as of November 30, 2013 and for the transition period then ended, the Company’s management determined that the consummation of the Asset Purchase Agreement dated December 28, 2012 should have been treated as a reverse acquisition.  As a result, the Board of Directors of the Company, in consultation with management and Li and Company, PC, its independent registered public accounting firm, concluded that its previously issued consolidated financial statements as of December 31, 2012 and for the year then ended, should no longer be relied upon.  Accordingly, the Company has restated its previously issued consolidated financial statements for the period.  Details of the misstatements are set out below:

Misstatements for the period from March 30, 2012 (inception) through December 31, 2012:

	Misstatements Dr. (Cr.)	Impact to Statement of Operations

(i) To reverse journal entry to record 71,500,000 common shares issued to the shareholders of NAI to acquire all of NAI’s mining properties on December 28, 2012 valued at $0.05 per share or $3,575,000 on the date of issuance.

Common stock	$71,500

Additional paid-in capital	3,503,500

Mineral rights	(3,575,000)

(ii) To reverse journal entry to record the impairment of mineral rights of $3,503,500.

Impairment of mineral rights	$(3,503,500)	3,503,500

Mineral rights	3,503,500

(iii) To record 71,500,000 common shares issued to the shareholders of NAI to acquire all of NAI’s mining properties on December 28, 2012 valued at $71,500, NAI shareholders’ historical cost basis on the date of issuance.

Common stock	$(71,500)

Mineral rights	71,500

(iv) To reclassify AMCOR accumulated deficit to Additional paid-in capital.

Accumulated deficit	$(326,698)

Additional paid-in capital	326,698

Current year earnings and losses	$(67,103)	67,103

Additional paid-in capital	67,103

		$3,570,603

The following tables present the impact of the above mentioned adjustments to the financial information

Balance sheet information:

The restated consolidated balance sheet is set out as follows:

American Cordillera Mining Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets

	December 31, 2012		December 31, 2012	December 31, 2012
	(As previously reported)		(Adjustments)	(Restated)
ASSETS
CURRENT ASSETS
Cash	$10,051		$-	$10,051
Prepaid expenses	4,382		-	4,382

Total current assets	14,433		-	14,433

Mineral rights	484,564		-	484,564

TOTAL ASSETS	$498,997		$-	$498,997

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$30,225		$-	$30,225
Convertible notes payable	10,000		-	10,000
Notes payable	4,500		-	4,500

Total current liabilities	44,725		-	44,725

Total liabilities	44,725		-	44,725

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock par value $0.001: 10,000,000 shares authorized;
None issued or outstanding
Common stock par value $0.001: 200,000,000 shares authorized; 89,882,679 and 88,742,679 shares issued and outstanding, respectively	88,743	(i)(iii)	-	88,743
Additional paid-in capital	4,333,799	(ii)(iv)	(3,897,300)	436,499
Deficit accumulated during the exploration stage	(3,968,270)	(ii)(iv)	3,897,300	(70,970)
Accumulated other comprehensive income
Change in unrealized income of marketable securities	-		-	-

Total Stockholders' Equity	454,272		-	454,272

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$498,997		$-	$498,997

Statements of operations information:

The restated consolidated statement of operations is set out as follows:

American Cordillera Mining Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Period from		For the Period from	For the Period from
	March 30, 2012		March 30, 2012	March 30, 2012
	(exploration) through		(exploration) through	(exploration) through
	December 31, 2012		December 31, 2012	December 31, 2012
	(As previously reported)		(Adjustments)	(Restated)
Revenue earned during the exploration stage
Revenue from sale of metal bearing concentrate	$-		$-	$-

Revenue earned during the exploration stage	-		-	-

Cost of revenue
Cost of revenue	31,259	(iv)	17,886	49,145

Total cost of revenue	31,259		17,886	49,145

Gross Margin	(31,259)		(17,886)	(49,145)

Operating expenses
Professional fees	97,383	(iv)	(95,124)	2,259
General and administrative	-	(iv)	8	8
Impairment of mineral rights	3,503,500	(ii)	(3,503,500)	-

Total operating expenses	3,600,883		(3,598,616)	2,267

Loss from operations	(3,632,142)		3,580,730	(51,412)

Other (income) expenses
Interest expense	(22,647)	(iv)	42,205	19,558
Interest income	32,078	(iv)	(32,078)	-

Other (income) expenses, net	9,431		10,127	19,558

Loss before income tax provision	(3,641,573)		3,570,603	(70,970)

Income tax provision	-		-	-

Net loss	(3,641,573)		3,570,603	(70,970)

Other comprehensive income
Unrealized gains from marketable securities	-		-	-

Comprehensive loss	$(3,641,573)		$3,570,603	$(70,970)

Net loss per common share
- Basic and diluted	$(0.52)		$0.05	$(0.00)

Weighted average common shares outstanding
- Basic and diluted	6,946,721		71,573,042	71,573,042

Note 12 - Subsequent Events

The company's management has evaluated the company's financial information for possible material subsequent events through the date when the financial statements were issued.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Entry into notes payable

On December 5, 2013, the Company issued a promissory note to Manuel Graiwer, a director of the Company, in the principal amount of $20,000 with interest at 6% per annum maturing on January 14, 2014, which was subsequently extended to December 31, 2014.

On December 10, 2013, the Company issued a promissory note to an unrelated third party entity in the principal amount of $300 with interest at 5% per annum maturing on December 31, 2014.

Entry into an Option and Joint Venture Agreement with Bayhorse Silver Inc.

On December 4, 2013, AMCOR signed an Option and Joint Venture Agreement (the "BSI Option and Joint Venture Agreement") with Bayhorse Silver Inc. (formerly Kent Exploration, Inc.) (“BSI”), a Canadian mineral exploration company, whereby BSI can acquire an Option (the "Option") to earn an 80% interest in the Bayhorse Silver Mine ("Bayhorse") in east-central Oregon State.  The terms of the Agreement called for a payment of $20,000 from BSI to the Company upon execution of the Agreement.  To earn the 80% interest BSI is required to conduct a minimum of $100,000 per year on exploration expenditures on the property on, or before, each of the first two anniversaries of the Agreement, $300,000 on or before the third anniversary of the Agreement and expend $500,000 on or before the fourth and fifth anniversaries of the Agreement. As part of the transaction, AMCOR will receive 500,000 shares of BSI common stock upon signing of the agreement and an additional 500,000 shares of BSI common stock on the third and fifth anniversaries of the agreement, subject to BSI going forward with the agreement after year one.  BSI assumes all of the obligations of the underlying lease agreement with Northern Adventures, Inc.

On December 16, 2013, the Company received 500,000 shares of BSI common stock, which was valued at CAD50,000 based on CAD0.10 per share on the date of issuance (CAD1 approximates $1) and recorded as return of investment in mineral rights.

On December 24, 2013 and December 27, 2013 BSI paid the Company $10,000 each or $20,000 in aggregate, which was recorded as return of investment in mineral rights.

On February 12, 2014, Bayhorse Silver Inc. issued 125,000 shares of its subsidiary, Silcom Systems Inc.’s (Silcom), restricted common stock to the Company for no consideration.  The issuance was dividend shares from BSI’s subsidiary, Silcom, given to shareholders of Bayhorse Silver Inc.  There is no market for the shares currently and the Company valued these share as $0.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(1)

Previous Independent Registered Public Accounting Firm

(i)

On December 5, 2013, AMCOR dismissed its independent registered public accounting firm, MartinelliMick PLLC (“MartinelliMick”).

(ii)

The reports of MartinelliMick on the consolidated financial statements of the Company as of December 31, 2012 and 2011 and for the years then ended did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph as to a going concern.

(iii)

The decision to change independent registered public accounting firm was recommended and approved by the Board of Directors of the Company.

(iv)

During the Company’s two most recent years ended December 31, 2012 and 2011 and any subsequent interim periods through December 5, 2013, the date of dismissal, (a) there were no disagreements with MartinelliMick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MartinelliMick, would have caused it to make reference thereto in its reports on the financial statements for such years and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

(v)

On December 9, 2013 the Company provided MartinelliMick with a copy of this Current Report and has requested that it furnish the Company with a letter addressed to the U.S. Securities & Exchange Commission stating whether it agrees with the above statements.  A copy of such letter is attached as Exhibit 16.1 to this Current Report on Form 8-K.

(2)

New Independent Registered Public Accounting Firm

On December 5, 2013, concurrent with the dismissal of MartinelliMick, the Board of Directors of the Company engaged Li and Company, PC (“LICO”) as its new independent registered public accounting firm to audit and review the Company’s consolidated financial statements effective immediately.  During the two (2) most recent years ended December 31, 2012 and 2011, and any subsequent period through the date hereof prior to the engagement of LICO, neither the Company, nor someone on its behalf, has consulted LICO regarding:

(i)

either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and either a written report was provided to the Company or oral advice was provided that the new independent registered public accounting firm concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii)

any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, our management, including the CEO, concluded that as of November 30, 2013, our disclosure controls and procedures were not effective to ensure the information required to be disclosed by an issuer in the reports we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to us, and was accumulated and communicated to our management, including our CEO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

Our management, with the participation of our Chief Executive Officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of November 30, 2013.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of November 30, 2013, because fundamental elements of an effective control environment were missing or inadequate, including a documented ethics or values statement, a code of conduct, and independent oversight and monitoring of financial reporting, financial reporting processes and procedures, and internal control procedures. At present, the Board of Directors is comprised entirely of individuals performing management functions.  Because only three of our six Directors are independent, no Audit Committee has been established to which the Board could delegate its oversight responsibilities.  Accordingly, our management has determined that this control deficiency constitutes a material weakness.

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

Based on this assessment and the material weakness described above, management has concluded that as of November 30, 2013, our internal control over financial reporting was not effective.

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

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

A. Directors, Executive Officers, Promoters and Control Persons

The following table sets forth directors and Executive Officers of AMCOR as of November 30, 2014.  Directors are elected for a period of one year and thereafter serve until the next annual meeting at which their successors are duly elected by the stockholders.  Officers and other employees serve at the will of the Board of Directors and hold office until their death, resignation or removal from office.

Name	Age	Position	Date First Elected or Appointed
Frank H. Blair, CPG	75	President, CEO and Director	December 28, 2012
Dwight Weigelt, CPA	60	Chief Financial Officer, Secretary, Treasurer and Director	December 28, 2012
Gerald J. Frankovich	68	Vice President And Director	December 28, 2012
David E. Boleneus, GIS, MBA, MS	64	Independent Director	December 28, 2012
Louis G. Cornacchia	80	Independent Director	December 28, 2012
Manuel F. Graiwer, Esq.	71	Independent Director	December 28, 2012

Family Relationships

There are no family relationships among our directors or officers

Business Experience

The following is a summary of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Frank H. Blair, CPG - 75, President, CEO and Director

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

Dwight Weigelt, CPA - 60, Secretary, Treasurer, CFO and Director

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

Gerald J. Frankovich - 68, Vice President and Director

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

David E. Boleneus, GIS, MBA, MS - 64, Independent Director

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

Louis G. Cornacchia - 80, Independent Director

Mr. Cornacchia received a Bachelor of Electrical Engineering from Manhattan College in 1955 and has taken special courses at Iona College in Computer Language and Business Law Courses at Manhattanville College. From 1955 -1958, Mr. Cornacchia was employed by Hazeltine Electronics Corp. as Engineer, Designing Signal Processor and Radar Display Module for The SAGE System, Primary Early Warning System or DEW LINE, the TPS-1-GROUND BASED SEARCH RADAR SYSTEM and AWACS (A6E) RF/Power Systems. From 1958 - 1961, Mr. Cornacchia was employed by Loral Systems Design Team developing the AN/ALQ58 Reconnaissance System and developed (two man team) the precursor YIG TUNER - [ALR-20] Crystal Scanner covering the full 200 megahertz - 12 gigahz Frequency Range Surveillance System for interception of Enemy Navigational Fire Control and Homing Devices for purposes of Identification and Signal Jamming for a specific bomber. From 1961 to 1963, Mr. Cornacchia was hired as Chief Engineer by Victory Electronic to Develop the Image Intensifier or Night Vision Scopes (Using Star Light) for the Fort Dix Army Command including development of a short circuit proof magnetic amplifier for a tank turret driver. From 1963 – 1969, Mr. Cornacchia was employed At Norden Systems, Developed heads Up display, TF Radar System, Lou developed unique, more aggressive programs incorporating Built-In Test Equipment (BITE) to detect on-coming circuit failures of the F111D-E Avionics to increase reliability and was responsible for presentation of same to Air Force procurement Officer General Esposito which required the modification of Automatic Test Equipment Mil Specifications to accommodate this innovation. 1970 to Present, Mr. Cornacchia formed and owns SCINETX LLC, a company specializing in Mobile Cellular and PCS FCD EMF Compliance analysis, Intermodulation studies, RF/EMF Site studies and Site propagation analysis. A partial listing of companies SCINETX has contracted with and employed state of the art engineers, technicians and programmers, are as follows: Port Authority NY/NJ (Designed Emergency Communications Network for Newark & LaGuardia Airports), Airborne Instruments Laboratories, United Technologies, Northrop Grumman, Verizon Wireless, AT&T Wireless, Sirius Satellite Radio, Loral Electronics Systems, Cingular ITT, New York Telephone Co., Sprint / Nextel, Fairchild Camera Division, Shore Media Inc., T-Mobile, Syracuse Scientific Corp, Fox News, Martin Marietta and Allied Signal - Bendix

Manuel F. Graiwer, Esq. - 70, Independent Director

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

B.  Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  We have no knowledge that, as of the date of this filing, our directors, executive officers, and persons who own more than ten percent of our common stock, have not timely filed an initial Form 3 or a Form 4, other than the following:  Louis Cornacchia filed the Form 3 more than 10 days after his appointment as a director; Gerald Frankovich filed the Form 3 more than 10 days after his appointment as Vice President and a director.

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

ITEM 11.  EXECUTIVE COMPENSATION

A.  Summary Compensation Table

The following summary compensation table sets forth information concerning the annual and long-term compensation  for the eleven months ended November 30, 2013 and the fiscal year ended December 31, 2012, of those persons who were (i) the chief executive officer and (ii) the principal financial officer and any executive officer whose annual base salary and bonus compensation was in excess of $100,000.  No executive officer received compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

NAME AND				OTHER ANNUAL
PRINCIPAL POSITION	YEAR	SALARY	BONUS	COMPENSATION
Frank Blair Chief Executive Officer President	2012	$-0-	-0-	$-0-
	2011	$-0-	-0-	$-0-
Dwight Weigelt, Chief Financial Officer, Treasurer, Secretary	2012	$-0-	-0-	$-0-
	2011	$-0-	-0-	$-0-
Cindy Swank President, Treasurer, Chief Executive Officer Chief Financial Officer	2011	$-0-	-0-	$-0-*

*Our named executive officer did not receive a salary but was to be compensated for sales generated on behalf of our company.  A nine percent (9%) commission was to be equally divided amongst the officers/directors for each sale made.  $0 was paid in commissions during the year ended December 31, 2012.

B.  Narrative Disclosure to Summary Compensation Table

During the eleven months ended November 30, 2013, no director received any compensation for attending meetings of the Board of Directors.  Directors are reimbursed, however, for reasonable expenses incurred on behalf of our company.

C.  Outstanding Equity Awards at Fiscal Year End

No director had been granted any equity compensation, including option grants, as of November 30, 2013.

D.  Potential Payments Upon Termination or Change in Control

None.

E.  Compensation of Directors

No compensation was paid to directors for their director services during the eleven months ended November 30, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 28, 2014, held by our directors and executive officers and by those persons known to beneficially own more than 5% of our capital stock.  The percentage of beneficial ownership for the following table is based on 89,882,679 shares of common stock outstanding as of March 28, 2014.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 28, 2014, through the exercise of any option, warrant or other right.  The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner of Shares (1)	Position	Amount of Shares Held by Owner	Percent of Class (2)
Common $0.001 par value	Frank H. Blair (3,6)	President, CEO, Director	3,500,000	3.9%
Common $0.001 par value	Dwight Weigelt (3,7)	CFO, Treasurer, Secretary, Director	450,000	0.5%
Common $0.001 par value	Gerry Frankovich (3,8)	V.P, Director	450,000	0.5%
Common $0.001 par value	David Boleneus (3,9)	Independent Director	3,500,000	3.9%
Common $0.001 par value	Louis G. Cornacchia (3,10)	Independent Director	1,593,178	1.8%
Common $0.001 par value	Manuel Graiwer (3,11)	Independent Director	6,304,740	7.0%
Common $0.001 par value	Jerod Edington (12) 2910 E. 57th Ave. Ste 5 PMB 335 Spokane, WA 99223	None	6,770,000	7.5%
Common $0.001 par value	Martin Clemets (13) 441 W. 14th Ave. Spokane, WA 99204	None	8,300,000	9.2%
Common $0.001 par value	Floyd Short (14) 24785 E. Doyle Rd. Cataldo, ID 83810	None	5,250,000	5.8%
All officers and directors as a group			16,001,922	17.8%

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

(12)	Includes 6,670,000 shares owned by IWJ Consulting Group, LLC, of which Jerod Edington has voting power

(13)	Includes 8,300,000 shares held directly

(14)	Includes 5,750,000 shares held directly

(a) Changes in Control

There are no arrangements known to us, the operation of which may at a subsequent date result in a change of control of the Registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

Director Independence

Our Board of Directors has determined that three out of six directors are currently “independent directors” as that term is defined in Rule 4200(a)(15) of the Marketplace Rules of the National Association of Securities Dealers.  We are not presently required to have a majority of independent directors.  If we ever become a listed issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of November 30, 2014.

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
(1)

The Board of Directors approved the 2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan on January 15, 2001 and then on November 30, 2012, authorized an increase in the total common stock, $.001 par value, available for issuance pursuant to the Corporation's 2001 Non-Qualified Stock Option and Stock Appreciation Rights Plan from one million (1,000,000) shares to five million (5,000,000) shares. This increase was subjected to a vote of the shareholder. The total number of options that can be granted under the plan will not exceed 5,000,000 shares.  Non-qualified stock options will be granted by the Board of Directors with an option price not less than the fair market value of the shares of common stock to which the non-qualified stock option relates on the date of grant. In no event may the option price with respect to an incentive stock option granted under the stock option plan be less than the fair market value of such common stock.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following audit services were performed and the following fees have been paid:

Audit Fees. Aggregate fees billed for professional services rendered by MartinelliMick PLLC in connection with its audit of our financial statements as of and for the eleven months ended November 30, 2013 or the year ended December 31, 2012, its reviews of our unaudited condensed consolidated interim financial statements, and for SEC consultations and filings was $28,858 and $46,800, respectively.

Audit-Related Fees. MartinelliMick PLLC was not paid additional fees for the eleven months ended November 30, 2013 or the fiscal year ended December 31, 2012 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.  Li & Company, PC was not paid additional fees for the eleven months ended November 30, 2013 or the period from March 30, 2012 (inception) to December 31, 2012 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees - MartinelliMick PLLC charged zero fees for the eleven months ended November 30, 2013 or the fiscal year 2012 for professional services rendered for tax compliance.  We did not incur any fees and expenses from MartinelliMick PLLC for the fiscal year 2012 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees - We did not incur any other fees and expenses from MartinelliMick PLLC for the eleven months ended November 30, 2013 or fiscal year 2012 annual audits.

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

10.23

Option and Joint Venture Agreement between AMCOR and Transatlantic Mining Corp. (formerly Archean Star Resources, Inc.) dated February 5, 2013 (incorporated hereto by reference to Form 8-K, Exhibit 10.1 filed with the Securities and Exchange commission on February 11, 2013, file number 000-50738)

10.24

Notice of Intent to Exercise Option  Agreement between AMCOR and HydroImaging, Inc dated April 5, 2013. (incorporated hereto by reference to Form 8-K, Exhibit 10.1 filed with the Securities and Exchange commission on April 11, 2013, file number 000-50738)

10.25

Mining Lease and Assignment agreement between Kinross Gold USA, Inc. and Hydro Imaging, Inc. dated February 28, 2013. (incorporated hereto by reference to Form 8-K, Exhibit 10.2 filed with the Securities and Exchange commission on April 11, 2013, file number 000-50738)

31.1	Section 302 Certification

31.2	Section 302 Certifications

32.1	Section 1350 Certifications

32.2	Section 1350 Certifications

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

Dated: March 28, 2014

AMERICAN CORDILLERA MINING CORPORATION

By:	/s/ Frank Blair
Frank Blair Frank Blair, President, CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Frank Blair
Frank Blair
President, CEO, Director
Dated: March 28, 2014

/s/ Dwight Weigelt
Dwight Weigelt
CFO, Secretary, Treasurer, Director
Dated: March 28, 2014