Form 10-Q
period 2014-02-28
AMERICAN CORDILLERA MINING Corp
filed 2014-04-22
CIK 1289046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2014.

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

Yes [   ]   No [X]

As of April 21, 2014, there were 89,882,679 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CORDILLERA MINING CORPORATION

(AN EXPLORATION STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014 AND 2013

Consolidated Balance Sheets as of February 28, 2014 (Unaudited) and November 30, 2013	4

Consolidated Statements of Operations for the Three Months Ended February 28, 2014, for
the Two Months Ended February 28, 2013, and for the Period from March 30, 2012
(inception) through February 28, 2014 (Unaudited)	5

Consolidated Statements of Cash Flows for the Three Months Ended February 28, 2014, for
the Two Months Ended February 28, 2014, and for the Period from March 30, 2012
(inception) through February 28, 2014 (Unaudited)	6

Notes to the Consolidated Financial Statements (Unaudited)	7

American Cordillera Mining Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets

	February 28, 2014	November 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$71	$138
Marketable securities	146,429	40,000
Prepaid professional fees	5,000	-

Total current assets	151,500	40,138

Mineral rights	352,064	422,064

TOTAL ASSETS	$503,564	$462,202

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$52,585	$78,837
Accrued expenses	2,180	1,299
Convertible notes payable	15,500	15,500
Convertible note payable - related party	20,000	20,000
Notes payable	2,800	2,500
Note payable - related party	12,500	-

Total current liabilities	105,565	118,136

Total liabilities	105,565	118,136

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock par value $0.001: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.001: 200,000,000 shares authorized;
89,882,679 shares issued and outstanding	89,883	89,883
Additional paid-in capital	495,359	495,359
Deficit accumulated during the exploration stage	(223,672)	(221,176)

Accumulated other comprehensive income (loss)
Foreign currency translation gain (loss)	(8,571)	-
Change in unrealized gain (loss) on marketable securities	45,000	(20,000)

Total Stockholders' Equity	397,999	344,066

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$503,564	$462,202

See accompanying notes to the consolidated financial statements.

American Cordillera Mining Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
			For the period from
	For the three months	For the two months	March 30, 2012
	Ended	Ended	(inception) through
	February 28, 2014	February 28, 2013	February 28, 2014
		(Restated)

Revenue earned during the exploration stage
Revenue from sale of metal bearing concentrate	$-	$-	$-
Royalty revenue	-	-	30,000

Revenue earned during the exploration stage	-	-	30,000

Cost of revenue
Cost of revenue	202	-	87,832

Total cost of revenue	202	-	87,832

Gross Margin	(202)	-	(57,832)

Operating expenses
Professional fees	1,197	26,798	137,505
General and administrative	216	1,509	6,597

Total operating expenses	1,413	28,307	144,102

Loss from operations	(1,615)	(28,307)	(201,934)

Other (income) expenses
Interest expense	452	-	20,800
Interest expense - related party	429	-	938

Other (income) expenses, net	881	-	21,738

Loss before income tax provision	(2,496)	(28,307)	(223,672)

Income tax provision	-	-	-

Net loss	(2,496)	(28,307)	(223,672)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(8,571)	-	(8,571)
Unrealized gain (loss) of marketable securities	65,000	-	45,000

Comprehensive income (loss)	$53,933	$(28,307)	$(187,243)

Net loss per common share
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and diluted	89,882,679	88,904,748

See accompanying notes to the consolidated financial statements.

American Cordillera Mining Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			For the period from
	For the three months	For the two months	March 30, 2012
	Ended	Ended	(inception) through
	February 28, 2014	February 28, 2013	February 28, 2014
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,496)	$(28,307)	$(223,672)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and liabilities:
Prepaid expenses	(5,000)	(300)	(618)
Accounts payable	(26,252)	(11,375)	24,619
Accrued expenses	881	-	21,738

Net cash used in operating activities	(32,867)	(39,982)	(177,933)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from business acquisition	-	-	49,204
Purchase of mineral rights	-	-	(392,500)
Return of investment in mineral rights	20,000	7,500	32,500

Net cash provided by (used in) investing activities	20,000	7,500	(310,796)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	-	-	401,000
Repayments of convertible notes payable	-	(2,500)	(3,000)
Proceeds from convertible notes payable - related party	-	-	20,000
Proceeds from notes payable	300	-	2,800
Repayments of notes payable	-	-	(4,500)
Proceeds from notes payable - related party	20,000	-	20,000
Repayments of notes payable - related party	(7,500)	-	(7,500)
Proceeds from sale of common stock	-	30,000	60,000

Net cash provided by financing activities	12,800	27,500	488,800

NET CHANGE IN CASH	(67)	(4,982)	71
CASH, BEGINNING OF REPORTING PERIOD	138	10,051	-
CASH, END OF REPORTING PERIOD	$71	$5,069	$71

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITES
Securities received as a return of investment in mineral rights	$50,000	$60,000	$110,000

Common shares issued for acquisition of mineral rights	$-	$-	$71,500

Common shares issued for conversion of accrued interest	$-	$-	$30,564

See accompanying notes to the consolidated financial statements.

American Cordillera Mining Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

February 28, 2014 and 2013

(Unaudited)

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

Acquisition of Northern Adventures, Inc. Treated as a Reverse Acquisition

On December 28, 2012 (the "Closing Date"), an asset purchase agreement (“Asset Purchase Agreement”) was executed, by and among AMCOR, AMCOR Exploration, Inc. (a wholly owned subsidiary of AMCOR) and Northern Adventures, Inc. (“NAI”).  In consideration for the acquisition of all of the mining assets that comprise the “Northern Adventures, Inc.” business (the “NAI Mining Assets”), AMCOR (i) exchanged debt owed by NAI in the amount of $382,500 and accrued interest in the amount of $30,564 through November 30, 2012, and (ii) issued 71,500,000 shares of AMCOR restricted common stock, valued at par value $0.001 or $71,500, to NAI, which was subsequently transferred to NAI shareholders.  Pursuant to the terms and conditions of the Asset Purchase Agreement, the Company acquired all of NAI’s mining assets made up of the following nine projects which will be owned outright by the Company or controlled pursuant to mineral lease agreements or options to acquire leases: 1) an agreement to explore and acquire the Bayhorse silver mine consisting of 3 patented and 21 unpatented claims located in Baker County, Oregon; 2) a lease agreement pertaining to 37 unpatented mining claims located on Quartz Creek, in Mineral County, Montana; 3) a lease agreement pertaining to 58 unpatented mining claims located Trout Creek, in Mineral County, Montana; 4) a lease agreement pertaining to 18 unpatented mining claims referred to as the Vienna prospect locate in Shoshone County, Idaho; 5) a lease agreement pertaining to the Monitor-Richmond and Copper Age mines consisting of a total of 20 unpatented mining claims located in Shoshone County, Idaho; 6) the option to acquire ten leases granted by the State of Washington covering 4,664 acres of state mineral leases and 27 unpatented mining claims known as the Torada Creek Project in the Bodie Mining District in Okanogan County, Washington; 7) acquisition agreements pertaining to 15 unpatented mining claims located in Stevens County, Washington referred to as the Box Group; 8) acquisition agreements pertaining to 15 unpatented mining claims located in Stevens County, Washington referred to as the McKinley-McNally Property; and 9) directly owned all right, title, and claim to 26 unpatented claims commonly known as the North Moccasin Project or Plum Claims located in Fergus County, Montana.

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the transitional period ended November 30, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2014.

Fiscal Year End

On December 31, 2012, the Board of Directors of the Company (the “Board”) approved a change in the Company’s fiscal year end from December 31 to November 30.

Exploration Stage Company

The Company has established the existence of mineralized material, however it has not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (the “SEC”) under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for mineralized material. As a result, the Company remains in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

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

The Company’s convertible notes payable and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at February 28, 2014 and November 30, 2013.

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

The Company follows Paragraphs 320-10-35-17 through 320-10-35-34E and assess whether an investment is impaired in each reporting period.  An investment is impaired if the fair value of the investment is less than its cost. Impairment indicators include, but are not limited to the following: a. a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee; b. a significant adverse change in the regulatory, economic, or technological environment of the investee; c. a significant adverse change in the general market condition of either the geographic area or the industry in which the investee operates; d. a bona fide offer to purchase (whether solicited or unsolicited), an offer by the investee to sell, or a completed auction process for the same or similar security for an amount less than the cost of the investment; e. factors that raise significant concerns about the investee's ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants. If the fair value of an investment is less than its cost basis at the balance sheet date of the reporting period for which impairment is assessed, the impairment is either temporary or other than temporary.  Pursuant to Paragraph 320-10-35-34, if it is determined that the impairment is other than temporary, then an impairment loss shall be recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The measurement of the impairment shall not include partial recoveries after the balance sheet date. The fair value of the investment would then become the new basis of the investment and shall not be adjusted for subsequent recoveries in fair value.  For presentation purpose, the entity shall present the total other-than-temporary impairment in the statement of earnings with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive income, in accordance with paragraph 320-10-35-34D, if any, pursuant to Paragraph 320-10-45-8A; and separately present, in the financial statement in which the components of accumulated other comprehensive income are reported, amounts recognized therein related to held-to-maturity and available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized in earnings pursuant to Paragraph 320-10-45-9A.  Pursuant to Paragraphs 320-10-35-36 and 37 the entire change in the fair value of foreign-currency-denominated available-for-sale debt securities shall be reported in other comprehensive income and An entity holding a foreign-currency-denominated available-for-sale debt security is required to consider, among other things, changes in market interest rates and foreign exchange rates since acquisition in determining whether an other-than-temporary impairment has occurred. Pursuant to FASB ASC Paragraph 320-10-50-2, the entity shall disclose all of the following by major security type as of each date for which a statement of financial position is presented: a. cost basis (net of amortization of debt discount for debt securities), aggregate fair value, total other-than-temporary impairment recognized in accumulated other comprehensive income; b. Total gains for securities with net gains in accumulated other comprehensive income; c. Total losses for securities with net losses in accumulated other comprehensive income; and d. Information about the contractual maturities of those securities as of the date of the most recent statement of financial position presented.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended February 28, 2014 or 2013.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For the Reporting Period Ended February 28, 2014	For the Reporting Period Ended February 28, 2013

Convertible Note Shares

Potential outstanding dilutive common shares from the conversion of the principal amount of convertible notes payable convertible to common shares at $0.05 per share	710,000	150,000

Potential outstanding dilutive common shares from the conversion of the accrued interest of convertible notes payable convertible to common shares at $0.05 per share	27,390	-

Sub-total Convertible Note Shares	737,390	150,000

Total potentially outstanding dilutive common shares	737,390	150,000

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

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the exploration stage at February 28, 2014, a net loss and net cash used in operating activities for the reporting period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Marketable Equity Securities, Available for Sale

On February 23, 2013, Transatlantic Mining Corp. (formerly Archean Star Resources Inc.) (“TMC”), a Toronto Stock Exchange listed company (Stock Symbol: TCO.V), issued the Company 500,000 shares of TMC common stock pursuant to their joint venture agreement.  The Company valued these marketable securities at CAD60,000 based on CAD0.12 per share on the date of issuance (CAD1 approximates $1) credited the same amount to the mineral rights as, a return of investment in mineral rights, upon receipt of the same on February 23, 2013, then marked to market on a quarterly basis and recorded the change in fair value of the marketable securities as unrealized gain (loss) of the marketable securities in other comprehensive income (loss).

On December 16, 2013, Bayhorse Silver Inc. issued 500,000 shares of BSI common stock (Stock Symbol: BSI.V) to the Company, which was valued at CAD50,000 based on CAD0.10 per share on the date of receipt (CAD1 approximates $1) and recorded as a return of investment in mineral rights.

The table below provides a summary of the changes in the fair value of marketable securities, available for sale measured at fair value on a recurring basis using Level 1 of the fair value hierarchy to measure the fair value.

		Fair Value Measurement Using Level 1 Inputs
	Original cost	Impairment – Other Than Temporary		Other Comprehensive Income (Loss) - Foreign Currency Translation Gain (Loss)	Other Comprehensive Income (Loss) - Change in Unrealized Gain (Loss)	Fair Value

Balance, December 31, 2012	-		(-)	-	(-)	-

Purchases, issuances and settlements	60,000					60,000

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary			-			-

Other comprehensive income (loss): Foreign currency translation gain (loss)				(-)	-	(-)

Other comprehensive income (loss): Changes in unrealized gain (loss)				-	(20,000)	(20,000)

Balance, November 30, 2013	60,000		(-)	-	(20,000)	40,000

Purchases, issuances and settlements	50,000					50,000

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary			-			-

Other comprehensive income (loss): Foreign currency translation gain (loss)				(8,571)	-	(8,571)

Other comprehensive income (loss): Changes in unrealized gain (loss)				-	65,000	65,000

Balance, February 28, 2014	$110,000	$	(-)	$(8,571)	$45,000	$146,429

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

The key terms and conditions of the five mineral property leases are as follows:

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

On December 16, 2013, Bayhorse Silver Inc. issued 500,000 shares of BSI common stock (Stock Symbol: BSI.V) to the Company, which was valued at CAD50,000 based on CAD0.10 per share on the date of issuance (CAD1 approximates $1) and recorded as return of investment in mineral rights.

On December 24, 2013 and December 27, 2013 BSI paid the Company $10,000 each or $20,000 in aggregate, which was recorded as return of investment in mineral rights.

On February 12, 2014, Bayhorse Silver Inc. issued 125,000 shares of its subsidiary, Silcom Systems Inc.’s (Silcom), restricted common stock to the Company for no consideration.  The issuance were dividend shares from BSI’s subsidiary, Silcom, given to shareholders of Bayhorse Silver Inc.  There is no market for the shares currently and the Company valued these share as $0.

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

Option and Joint Venture Agreement with Transatlantic Mining Corp. (formerly Archean Star Resources, Inc.)

On February 5, 2013, the Company entered into a definitive Option and Joint Venture Agreement with TMC (“TMC Option and Joint Venture Agreement”) pertaining to 20 unpatented claims leased by AMCOR pursuant to a Mining Lease with Northern Adventures, Inc.  As part of the transaction, AMCOR will receive 500,000 shares of TMC common stock upon signing of the agreement and an additional 500,000 shares of TMC common stock on the second and third anniversaries of the agreement, subject to TMC going forward with the agreement after year one.  TMC will pay an up-front fee of $7,500 to AMCOR and assume the obligations of the underlying lease agreement.  Pursuant to the terms and conditions of the TMC Option and Joint Venture Agreement TMC can earn up to 80% ownership interest in the property lease by expending $2,100,000 over a three year period, with a minimum expenditure of $700,000 in year one of the agreement.  AMCOR’s interest shall be a Carried Interest until such time as a Bankable Feasibility Study has been produced or a decision to mine has been made.

  On February 8, 2013 TMC paid the Company an up-front fee of $7,500, which was recorded as a return of investment in mineral rights.  On February 23, 2013, TMC issued the Company 500,000 shares of TMC common stock (Stock Symbol: TCO.V), which was valued at CAD60,000 based on CAD0.12 per share (CAD1 approximates $1) and recorded as a return of investment in mineral rights.

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

On March 12, 2014, the Company received an additional 500,000 shares of TMC common stock pursuant to the TMC Option and Joint Venture Agreement, which was valued at CAD65,000 based on CAD0.13 per share (CAD1 approximates $1) on the date of issuance and recorded as a return of investment in mineral rights.

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

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Frank H. Blair	President, CEO and director

Dwight Weigelt	CFO, Treasurer, Secretary, Director

Gerry Frankovich	V.P. and director

David Boleneus	Director

Louis G. Cornacchia	Director

Manuel Graiwer	Director

Convertible Note Payable – Related Party

From time to time, certain officers and directors provided working capital to the Company in the form of convertible notes payable.

Convertible note payable – related party consisted of the following:

	February 28, 2014	November 30, 2013

On June 28, 2013, the Company issued a convertible note to Manuel Graiwer, a director of the Company, in the principal amount of $20,000 with interest at 6% per annum, convertible to common stock at $0.05 per share, maturing on September 26, 2013, subsequently extended to December 31, 2014.	$20,000	$20,000

	$20,000	$20,000

Note Payable – Related Party

From time to time, certain officers and directors provided working capital to the Company in the form of notes payable.

Note payable – related party consisted of the following:

	February 28, 2014	November 30, 2013
On December 5, 2013, the Company issued a promissory note to Manuel Graiwer, a director of the Company, in the principal amount of $20,000 with interest at 6% per annum maturing on January 14, 2014, which was subsequently extended to December 31, 2014. $7,500 of this convertible note was repaid on January 9, 2014.	$12,500	$-

	$12,500	$-

Note 7 – Convertible Notes Payable

Convertible notes payable consisted of the following:

	February 28, 2014	November 30, 2013
On December 31, 2012, the Company issued a convertible promissory note in the principal amount of $10,000 with interest at 8% per annum, convertible to common stock at $0.05 per share, maturing on January 31, 2013, subsequently extended to December 31, 2014. $2,500 of this convertible note was repaid on February 12, 2013.	$7,500	$7,500

On March 8, 2013, the Company issued a convertible note in the principal amount of $5,000 with interest at 5% per annum, convertible to common stock at $0.05 per share, maturing on June 30, 2013, subsequently extended to December 31, 2014.	5,000	5,000

On March 21, 2013, the Company issued a convertible note in the principal amount of $3,000 with interest at 5% per annum, convertible to common stock at $0.05 per share, maturing on June 30, 2013, subsequently extended to December 31, 2014.	3,000	3,000

	$15,500	$15,500

Note 8 - Notes Payable

Notes payable consisted of the following:

	February 28, 2014	November 30, 2013
On October 11, 2013, the Company issued a promissory note to a non-affiliated entity in the principal amount of $1,000 with interest at 5% per annum maturing on October 11, 2014.	1,000	1,000

On October 15, 2013, the Company issued a promissory note to a non-affiliated individual in the principal amount of $1,500 with interest at 5% per annum maturing on October 15, 2014.	1,500	1,500

On December 10, 2013, the Company issued a promissory note to a non-affiliated individual in the principal amount of $300 with interest at 5% per annum maturing on December 31, 2014.	300	-

	$2,800	$2,500

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

2012 Amendment to the 2001 Stock Option Plan

On November 30, 2012, the Company’s Board of Directors authorized to increase the number of its common stock, $0.001 par value, available for issuance pursuant to the Corporation's 2001 Stock Option Plan from one million (1,000,000) shares to five million (5,000,000) shares among other material terms, subject to stockholder approval at the Annual Meeting.  At the 2012 Annual Meeting of Stockholders of the Company (the “2012 Annual Meeting”) held on December 31, 2012, the majority stockholders of the Company approved the amendment of the Company’s 2001 Stock Options Plan (the “Amended 2001 Stock Option Plan”).

Summary of the Company’s Amended 2001 Stock Incentive Plan Activities

The Board of Directors of the Company did not grant any stock option or stock appreciation right under its amended 2001 Stock Incentive Plan as of the date when the financial statements were issued.

Note 10 - Customer Concentration

One customer accounted for all of the Company’s royalty revenue. A reduction in sales from or loss of such customer would have a material adverse effect on the Company’s results of operations and financial condition.

Note 11 – Adjustments to Previously Issued Consolidated Financial Statements

Subsequent to the original issuance of the Company’s consolidated financial statements as of February 28, 2013 and for the interim transition period then ended as included in its Quarterly Report on Form 10-Q filed with the SEC on April 22, 2013 and in connection with the audit of the Company’s consolidated financial statements as of November 30, 2013 and for the transition period then ended, the Company’s management identified certain accounting misstatements during the period.  As a result, the Board of Directors of the Company, in consultation with management and Li and Company, PC, its independent registered public accounting firm, concluded that its previously issued consolidated financial statements as of February 28, 2013 and for the interim transition period then ended, should no longer be relied upon.  Accordingly, the Company has restated its previously issued consolidated financial statements for the period.  Details of the misstatements are set out below:

Misstatements for the interim transition period ended February 28, 2013:

	Misstatements Dr. (Cr.)	Impact to Statement of Operations

(i) To reverse journal entry of over accrual of interest expense of $3,089 recorded as additional paid-in capital as part of the December 31, 2013 reverse acquisition.

Other income	$3,089	(3,089)

Additional paid-in capital	(3,089)

(ii) To reclassify an up-front fee of $7,500 the Company received per TMC Option and Joint Venture Agreement on February 8, 2013 as a return of investment in mineral rights from other income.

Other income	$7,500	(7,500)

Mineral rights	(7,500)

		$(10,589)

The following tables present the impact of the above mentioned adjustments to the financial information

Consolidated statements of operations information:

The restated consolidated statement of operations is set out as follows:

American Cordillera Mining Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the two months		For the two months	For the two months
	Ended		Ended	Ended
	February 28, 2013		February 28, 2013	February 28, 2013
	(As previously reported)		(Adjustments)	(Restated)

Revenue earned during the exploration stage
Revenue from sale of metal bearing concentrate	$ -		$-	$-
Royalty revenue	-		-	-

Revenue earned during the exploration stage	-		-	-

Operating expenses
Professional fees	26,798		-	26,798
General and administrative	1,509		-	1,509

Total operating expenses	28,307		-	28,307

Loss from operations	(28,307)		-	(28,307)

Other (income) expenses
Other income	(10,589)	(i)(ii)	10,589	-

Other (income) expenses, net	(10,589)		10,589	-

Loss before income tax provision	(17,718)		(10,589)	(28,307)

Income tax provision	-		-	-

Net loss	(17,718)		(10,589)	(28,307)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	-		-	-
Unrealized gain (loss) of marketable securities	-		-	-

Comprehensive income (loss)	$(17,718)		$(10,589)	$(28,307)

Net loss per common share
- Basic and diluted	$(0.00)		$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and diluted	88,904,748		88,904,748	88,904,748

Consolidated statements of cash flows information:

The restated consolidated statement of operations is set out as follows:

American Cordillera Mining Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the two months		For the two months	For the two months
	Ended		Ended	Ended
	February 28, 2013		February 28, 2013	February 28, 2013
	(As previously reported)		(Adjustments)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,718)	(i)(ii)	$(10,589)	$(28,307)
Adjustments to reconcile net loss to net cash used in operations:
Miscellaneous adjustment from equity	(3,089)	(i)	3,089	-
Changes in operating assets and liabilities:
Prepaid expenses	(300)		-	(300)
Accounts payable	(11,375)		-	(11,375)
Net cash used in operating activities	(32,482)		(7,500)	(39,982)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from business acquisition	-		-	-
Purchase of marketable securities	-		-	-
Purchase of mineral rights	-		-	-
Return of investment in mineral rights	-	(ii)	7,500	7,500

Net cash provided by (used in) investing activities	-		7,500	7,500

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	-		-	-
Repayments of convertible notes payable	(2,500)		-	(2,500)
Proceeds from convertible notes payable - related party	-		-	-
Proceeds from notes payable	-		-	-
Repayments of notes payable	-		-	-
Proceeds from notes payable - related party	-		-	-
Repayments of notes payable - related party	-		-	-
Proceeds from sale of common stock	30,000		-	30,000
Net cash provided by financing activities	27,500		-	27,500

NET CHANGE IN CASH	(4,982)		-	(4,982)
CASH, BEGINNING OF REPORTING PERIOD	10,051		-	10,051
CASH, END OF REPORTING PERIOD	$5,069		$-	$5,069

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-		$-	$-
Income tax paid	$-		$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITES

Securities received as return of investment in mineral rights	$-		$60,000	$60,000
Common shares issued for acquisition of mineral rights	$-		$-	$-
Common shares issued for conversion of accrued interest	$-		$-	$-

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

Since our exploration stage inception on March 30, 2012 to February 28, 2014, we have generated minimal revenue from our mining exploration business, while incurring a net loss of approximately $223,672.  Because we were unable to develop our original Asian art and antiquities business into a financially viable business, the Board of Directors decided to redirect our business and to acquire mineral properties, leases on mineral properties and mining claims from Northern Adventures, Inc., a private Nevada corporation.

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

At December 28, 2012 a total of $41,078 of interest had accrued on the convertible promissory notes with an aggregate principal amount of $486,000.  All of these convertible promissory notes and the accrued interest on each note were converted to shares of restricted common stock at $0.05 per share, as of December 28, 2012.

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

TMC agreed to issue 500,000 shares of its restricted common stock to AMCOR on, or before, February 5, 2014, per the joint venture option agreement's second year requirements related to the Monitor mine, but these shares were not issued until March 12, 2014.  The Company has also given TMC a six month extension of time to meet the minimum year one $700,000 work requirement of called for in the joint venture option agreement pertaining to the Monitor-Richmond property executed on February 5, 2013.  As of February 28, 2014, only $485,000 had been expended by TMC on the Monitor-Richmond property.

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

Bayhorse Silver Inc. Agreement

On December 4, 2013, AMCOR signed an Option and Joint Venture Agreement with Bayhorse Silver Inc. ("BSI"), a Canadian mineral exploration company, whereby BSI can acquire an option to earn an 80% interest in the Bayhorse Silver Mine ("Bayhorse") in east-central Oregon State.  The terms of the Agreement called for a payment of US$20,000 from BSI to AMCOR subsequent to the execution of the agreement and that payment was received on December 5, 2013.  To earn the 80% interest the BSI is required to conduct a minimum of US$100,000 per year on exploration expenditures on the property on, or before, each of the first two anniversaries of the Agreement, US$300,000 on or before the third anniversary of the Agreement and expend US$500,000 on or before the fourth and fifth anniversaries of the Agreement. In addition, BSI issued 500,000 shares of its restricted common stock to AMCOR, per the agreement, on December 16, 2013.  An additional 500,000 restricted shares of BSI shall be issued to AMCOR on the third anniversary of the Agreement and 500,000 restricted shares on the fifth anniversary of the Agreement.  BSI will assume the obligations of the underlying lease agreement with Northern Adventures, Inc.

On December 16, 2013, Bayhorse Silver Inc. issued 500,000 shares of BSI common stock (Stock Symbol: BSI.V) to the Company, which was valued at CAD50,000 based on CAD0.10 per share on the date of issuance (CAD1 approximates $1) and recorded as return of investment in mineral rights.

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

Lease Anniversary Payments Due

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

Results of Operations

Since AMCOR entered exploration stage on March 30, 2012 (inception), it has earned minimal revenue and has incurred a deficit accumulated during the exploration stage of $223,672 through February 28, 2014.  Results of operations for the three months ended February 28, 2014, compared to the two months ended February 28, 2013 are as follows:

Revenue

We generated no revenue from sale of metal bearing concentrate for the three months ended February 28, 2014, or the two months ended February 28, 2013..

We earned no royalty revenue for the three months ended February 28, 2014, and none for the two months ended February 28, 2013.  The cost of revenue was $202 for the three months ended February 28, 2014 in comparison with $0 for the two months ended February 28, 2013.

Operating Expenses

For the three months ended February 28, 2014, we incurred $1,197 in professional fees and $216 in general and administrative expenses in comparison with the two months ended February 28, 2013 where we incurred $26,798 in professional fees and $1,509 in general and administrative expenses.  The decrease in professional fees and general and administrative expenses was attributable to the previous cost associated with the acquisition of mineral assets and change of business direction.  We expect operating expenses for our 2014 fiscal year to remain comparable in comparison with that for our 2013 transition period.

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

Net cash used in operating activities for the three months ended February 28, 2014 was $32,867 which includes net loss of $2,496, offset by increase in prepaid expenses of $5,000 and decrease in accounts payable of $26,252 and accrued expense of $881.

Net cash provided by investing activities for the three months ended February 28, 2014 was $20,000 which includes cash provided by return of investment in mineral rights of $20,000.

Net cash provided by financing activities for the three months ended February 28, 2014 was $12,800 which includes cash proceeds from related party notes payable of $20,000, proceeds from notes payable of $300, and offset by cash used in repayments of related party notes payable of $7,500.

Our cash in the bank at February 28, 2014 was $71.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities, royalty revenue, and loans.  On February 28, 2014, we had $15,500 due for convertible notes payable, 20,000 due for related party convertible notes payable, $12,500 due for related party notes payable, and $2,800 due for notes payable.  We intend to pay these notes from private placements of equity securities and royalty revenue, but if we are unable to raise additional capital or receive further loans on an as needed basis, we will have to curtail or cease our operations.

Our recent cash burn rate in our operations over the three months ended February 28, 2014, has been approximately $1,000 per month.  We expect that that cash burn rate to increase substantially over the next quarter due to costs of public company reporting requirements and increased professional fees.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past April 2014.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital to repay loans, generate sufficient revenue, or receive further loans on an as needed basis, we will have to curtail or cease our operations.

We believe that we could experience negative operating cash flow for the foreseeable future.  At February 28, 2014, we had outstanding liabilities of $105,565 of which $50,800 was due to convertible and non-convertible notes payable.  If our outstanding non-convertible loans are not repaid before December 31, 2014 and our convertible debt is not converted to equity before December 31, 2014, and we cannot repay this debt on the maturity date, we will be required to ask for extensions from the lenders or engage in another equity offering to provide capital to repay the debt.  If the lenders do not convert their debt to equity and we cannot raise further capital through and equity offering, there is a high probability that the company would become insolvent and could potentially go out of business.

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

Going Concern

Our independent auditors have included an explanatory paragraph in their report on the audits of our consolidated financial statements for the transition period ended November 30, 2013, which express substantial doubt about our ability to continue as a going concern.  As discussed in Note 3 to the consolidated financial statements included in the Company’s 10-K, we have suffered recurring losses from operations since inception and have a deficit accumulated during the exploration stage  that raises substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously-identified material weaknesses in internal control over financial reporting, as of November 30, 2013, described in the 2013 Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2014, our disclosure controls and procedures were not effective.

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

APD ANTIQUITIES, INC.

BY: /s/ Frank H. Blair Date: April 21, 2014
Frank H. Blair President, CEO