Form 10-Q
period 2014-05-31
AMERICAN CORDILLERA MINING Corp
filed 2014-07-21
CIK 1289046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2014.

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

Yes [   ]   No [X]

As of July 21, 2014, there were 89,882,679 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CORDILLERA MINING CORPORATION

MAY 31, 2014 AND 2013

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at May 31, 2014 (Unaudited) and November 30, 2013	4

Consolidated Statements of Operations for the Six Months and Three Months Ended May 31, 2014, for the Five Months and Two Months Ended May 31, 2013, and for the Period from March 30, 2012 (inception) through May 31, 2014 (Unaudited)	5

Consolidated Statements of Cash Flows for the Six Months Ended May 31, 2014, for the Five Months Ended May 31, 2014, and for the Period from March 30, 2012(inception) through May 31, 2014 (Unaudited)	6

Notes to the Consolidated Financial Statements (Unaudited)	7

American Cordillera Mining Corporation
Consolidated Balance Sheets

	May 31, 2014	November 30, 2013
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$3,527	$138
Marketable securities	155,458	40,000
Prepaid professional fees	5,000	-

Total current assets	163,985	40,138

Mineral rights	287,064	422,064

TOTAL ASSETS	$451,049	$462,202

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$55,716	$78,838
Accrued expenses	2,958	1,299
Convertible notes payable	15,500	15,500
Convertible note payable - related party	20,000	20,000
Notes payable	2,800	2,500
Note payable - related party	12,500	-

Total current liabilities	109,474	118,137

Total liabilities	109,474	118,137

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock par value $0.001: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.001: 200,000,000 shares authorized;
89,882,679 shares issued and outstanding	89,883	89,883
Additional paid-in capital	495,359	495,359
Accumulated deficit	(224,125)	(221,177)
Accumulated other comprehensive income (loss)
Foreign currency translation gain (loss)	(13,042)	-
Change in unrealized gain (loss) on marketable securities	(6,500)	(20,000)

Total Stockholders' Equity	341,575	344,065

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$451,049	$462,202

See accompanying notes to the consolidated financial statements.

American Cordillera Mining Corporation
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Six Months	For the Three Months	For the Five Months	For the Two Months
	Ended	Ended	Ended	Ended
	May 31, 2014	May 31, 2014	May 31, 2013	May 31, 2013
			(Restated)	(Restated)
Revenue
Revenue from sale of metal bearing concentrate	$-	$-	$-	$-
Royalty revenue	40,000	40,000	30,000	30,000
Total revenue	40,000	40,000	30,000	30,000

Cost of revenue
Cost of revenue	7,522	7,320	14,283	14,283

Total cost of revenue	7,522	7,320	14,283	14,283

Gross Margin	32,478	32,680	15,717	15,717

Operating expenses
Professional fees	28,875	27,678	98,570	71,772
General and administrative	4,893	4,677	2,950	1,441
Total operating expenses	33,768	32,355	101,520	73,213

Income (loss) from operations	(1,290)	325	(85,803)	(57,496)

Other (income) expenses
Interest expense	1,229	777	-	-
Interest expense - related party	429	-	358	358
Interest income	-	-	3,089	3,089
Other (income) expense	-	-	(3,089)	(3,089)
Other (income) expenses, net	1,658	777	358	358

Loss before income tax provision	(2,948)	(452)	(86,161)	(57,854)

Income tax provision	-	-	-	-

Net loss	(2,948)	(452)	(86,161)	(57,854)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(13,042)	(4,471)	-	-
Unrealized gain (loss) of marketable securities	13,500	(51,500)	-	-

Comprehensive income (loss)	$(2,490)	$(56,423)	$(86,161)	$(57,854)

Net loss per common share
- Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and diluted	89,882,679	89,882,679	89,201,346	89,388,833

See accompanying notes to the consolidated financial statements.

American Cordillera Mining Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months	For the Five Months
	Ended	Ended
	May 31, 2014	May 31, 2013
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,948)	$(86,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(5,000)	900
Accounts payable	(23,122)	40,419
Accrued expenses	1,659	-

Net cash used in operating activities	(29,411)	(44,842)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral rights	-	(10,000)
Return of investment in mineral rights	20,000	7,500

Net cash provided by (used in) investing activities	20,000	(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	-	8,500
Repayments of convertible notes payable	-	(3,000)
Proceeds from notes payable	300	(4,500)
Proceeds from notes payable - related party	20,000	-
Repayments of notes payable - related party	(7,500)	-
Proceeds from sale of common stock	-	37,000

Net cash provided by financing activities	12,800	38,000

NET CHANGE IN CASH	3,389	(9,342)

CASH, BEGINNING OF REPORTING PERIOD	138	10,051

CASH, END OF REPORTING PERIOD	$3,527	$709

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-

Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITES
Securities received as a return of investment in mineral rights	$115,000	$60,000

See accompanying notes to the consolidated financial statements.

American Cordillera Mining Corporation

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2014 and 2013

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

Exploration Stage Company

The Company has established the existence of mineralized material; however, it has not established proven or probable reserves, as defined by the United States Securities and Exchange Commission (the “SEC”) under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for mineralized material. As a result, the Company remains in the Exploration Stage as defined under Industry Guide 7, and will continue to remain in the Exploration Stage until such time proven or probable reserves have been established.

The Company is considered an exploration stage company. The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

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

The consolidated financial statements include all accounts of NAI as of reporting period end date and for the reporting periods then ended.

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

(ii)

Mineral production royalty:  The Company derives its mineral production royalty from joint venture arrangements with regard to the exploration of mineral rights the Company owns or has under its control. The Company recognizes (i) annual advance minimum royalty payments as revenue in the period when received and (ii) mineral production royalty as revenue in the period when earned based on monthly or quarterly production report from joint venturers provided the collectability of mineral production royalty is reasonable assured.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended May 31, 2014 or 2013.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For the Reporting Period Ended May 31 , 2014	For the Reporting Period Ended May 31, 2013

Convertible Note Shares

Potential outstanding dilutive common shares from the conversion of the principal amount of convertible notes payable convertible to common shares at $0.05 per share	710,000	310,000

Potential outstanding dilutive common shares from the conversion of the accrued interest of convertible notes payable convertible to common shares at $0.05 per share	49,329	7,170

Sub-total Convertible Note Shares	759,329	317,170

Total potentially outstanding dilutive common shares	759,329	317,170

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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at May 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Marketable Equity Securities, Available for Sale

On February 23, 2013, Transatlantic Mining Corp. (formerly Archean Star Resources Inc.) (“TMC”), a Toronto Stock Exchange listed company (Stock Symbol: TCO.V), issued the Company 500,000 shares of TMC common stock pursuant to the Option and Joint Venture Agreement.  The Company valued these marketable securities at CAD60,000 based on CAD0.12 per share on the date of issuance (CAD1 approximates $1) credited the same amount to the mineral rights as, a return of investment in mineral rights, upon receipt of the same on February 23, 2013, then marked to market on a quarterly basis and recorded the change in fair value of the marketable securities as unrealized gain (loss) of the marketable securities in other comprehensive income (loss).

On March 12, 2014, TMC issued the Company an additional 500,000 shares of TMC common stock pursuant to the Option and Joint Venture Agreement.  The Company valued these marketable securities at CAD65,000 based on CAD0.13 per share on the date of issuance (CAD1 approximates $1) credited the same amount to the mineral rights as, a return of investment in mineral rights, upon receipt of the same on March 12, 2014, then marked to market on a quarterly basis and recorded the change in fair value of the marketable securities as unrealized gain (loss) of the marketable securities in other comprehensive income (loss).

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

		Fair Value Measurement Using Level 1 Inputs
	Original cost	Impairment – Other Than Temporary		Other Comprehensive Income (Loss) - Foreign Currency Translation Gain (Loss)	Other Comprehensive Income (Loss) - Change in Unrealized Gain (Loss)	Fair Value

Balance, December 31, 2012	-		(-)	-	(-)	-

Purchases, issuances and settlements	60,000					60,000

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary			-			-

Other comprehensive income (loss): Foreign currency translation gain (loss)				(-)	-	(-)

Other comprehensive income (loss): Changes in unrealized gain (loss)				-	(20,000)	(20,000)

Balance, November 30, 2013	60,000		(-)	-	(20,000)	40,000

Purchases, issuances and settlements	115,000					115,000

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary			-			-

Other comprehensive income (loss): Foreign currency translation gain (loss)				(13,042)	-	(13,042)

Other comprehensive income (loss): Changes in unrealized gain (loss)				-	13,500	13,500

Balance, May 31, 2014	$175,000	$	(-)	$(13,042)	$(6,500)	$155,458

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

On April 9, 2013 the Company paid $10,000 to acquire additional rights from Hydro Imaging, Inc.

The key terms and conditions of the five mineral property leases are as follows:

Bayhorse Mine:

The date of the Company’s mining lease with Bayhorse Silver Mine LLC is June 26, 2012. The term of the lease on the three patented and ten unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, mined, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start-up of ore production are expected to commence within one year.  The initial consideration for the lease was a cash payment of $10,000 dollars.  Annual minimum advanced royalties will be due the Lessor on the following basis.  The Company is required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  In July 2013, the first anniversary royalty payment was deferred until December 31, 2013, or payable within ten business days after AMCOR secures funding in excess of $500,000. It was subsequently extended to December 31, 2014.  In July 2014, the second anniversary royalty payment was deferred until December 31, 2014, or payable within ten business days after AMCOR secures funding in excess of $500,000.  The first and second year anniversary royalty payments are both deferred until December 31, 2014.  There are also work requirements for each year and the lease calls for a variable net smelter royalty in the future.  The first and second year work requirements have been fulfilled.  Subject to the Option and Joint Venture Agreement between the Company and Bayhorse Silver, Inc., all underlying obligation contained in the lease with Bayhorse Silver Mines LLC have been assumed by Bayhorse Silver, Inc.

Option and Joint Venture Agreement with Bayhorse Silver Inc.

On December 4, 2013, AMCOR signed an Option and Joint Venture Agreement (the "BSI Option and Joint Venture Agreement") with Bayhorse Silver Inc. (formerly Kent Exploration, Inc.) (“BSI”), a Canadian mineral exploration company, whereby BSI can acquire an Option (the "Option") to earn an 80% interest in the Bayhorse Silver Mine ("Bayhorse") in east-central Oregon State.  The terms of the Agreement called for a payment of $25,000 from BSI to the Company upon execution of the agreement.  To earn the 80% interest BSI is required to conduct a minimum of $100,000 per year on exploration expenditures on the property on, or before, each of the first two anniversaries of the Agreement, $300,000 on or before the third anniversary of the Agreement and expend $500,000 on or before the fourth and fifth anniversaries of the Agreement.  As part of the transaction, AMCOR will receive 500,000 shares of BSI common stock upon signing of the agreement and an additional 500,000 shares of BSI common stock on the third and fifth anniversaries of the agreement, subject to BSI going forward with the agreement after year one.  BSI assumes all of the obligations of the underlying lease agreement with Northern Adventures, Inc.

On December 16, 2013, Bayhorse Silver Inc. issued 500,000 shares of BSI common stock (Stock Symbol: BSI.V) to the Company, which was valued at CAD50,000 based on CAD0.10 per share on the date of issuance (CAD1 approximates $1) and recorded as return of investment in mineral rights.

On November 6, 2013, BSI paid the Company a $5,000 deposit upon the execution of a Letter of Agreement.  The $5,000 deposit was applied to the $25,000 payment called for at the time of execution of the Option and Joint Venture Agreement.  On December 24, 2013 and December 27, 2013 BSI paid the Company $10,000 each or $20,000 in aggregate, which was recorded as return of investment in mineral rights.

On February 12, 2014, Bayhorse Silver Inc. issued 125,000 shares of its subsidiary, Silcom Systems Inc.’s (Silcom), restricted common stock to the Company for no consideration.  The issuance was dividend shares from BSI’s subsidiary, Silcom, given to shareholders of Bayhorse Silver Inc.  There is no market for the shares currently and the Company valued these share as $0.

Six additional mining claims were filed by BSI in Mineral Country, Idaho, and come under the area of influence provision of the BSI Option and Joint Venture Agreement.  BSI paid the costs to locate and will maintain these claims.

Monitor-Richmond-Copper Age Mines:

On June 27, 2012, Northern Adventures, LLC. ("NALLC") originally entered into the Mining Lease with Northern Adventures, Inc. ("NAI"), and AMCOR assumed the rights in that Mining Lease from Northern Adventures, Inc. pursuant to the Asset Purchase Agreement dated December 28, 2012.  The term of the lease on 20 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start-up of ore production are expected to commence within one year. The initial consideration for the lease was a cash payment of five thousand ($5,000) dollars. Annual minimum advanced royalties will be due the Lessor on the following basis. The Company is required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  The initial $5,000 was paid to NALLC, the year two annual royalty payment has been deferred until December 31, 2014, and this obligation has been assumed by TMC.  There are also work requirements for each year and the lease calls for a variable net smelter royalty in the future.  The first and second year work requirements have been fulfilled.

Option and Joint Venture Agreement with Transatlantic Mining Corp. (formerly Archean Star Resources, Inc.)

On February 5, 2013, the Company entered into a definitive Option and Joint Venture Agreement with Transatlantic Mining Corporation (“TMC") Option and Joint Venture Agreement”) pertaining to 20 unpatented claims leased by AMCOR pursuant to a Mining Lease with Northern Adventures, Inc.  As part of the transaction, AMCOR will receive 500,000 shares of TMC common stock upon signing of the agreement and an additional 500,000 shares of TMC common stock on the second and third anniversaries of the agreement, subject to TMC going forward with the agreement after year one.  TMC will pay an up-front fee of $7,500 to AMCOR and assume the obligations of the underlying lease agreement.  Pursuant to the terms and conditions of the TMC Option and Joint Venture Agreement TMC can earn up to 80% ownership interest in the property lease by expending $2,100,000 over a three year period, with a minimum expenditure of $700,000 in year one of the agreement.  AMCOR’s interest shall be a Carried Interest until such time as a Bankable Feasibility Study has been produced or a decision to mine has been made.

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

The second annual payment in the amount $20,000 pursuant to the original lease with Northern Adventures LLC was assumed by Transatlantic Mining, according to the terms of the Option and Joint Venture agree.

Pursuant to TMC Option and Joint Venture Agreement TMC is required to expend a minimum expenditure of $700,000 in year one of the agreement.  As of May 31, 2014, only $593,274 had been expended by TMC on the Monitor-Richmond property.  The Company has carried forward the $106,726 deficiency to year two, making the required expenditure for year two to be $806,726.

On March 12, 2014, TMC issued the Company an additional 500,000 shares of TMC common stock pursuant to the joint venture agreement.  The Company valued these marketable securities at CAD65,000 based on CAD0.13 per share on the date of issuance (CAD1 approximates $1) credited the same amount to the mineral rights as, a return of investment in mineral rights, upon receipt of the same on March 12, 2014, then marked to market on a quarterly basis and recorded the change in fair value of the marketable securities as unrealized gain (loss) of the marketable securities in other comprehensive income (loss).

Vienna Mine:

The date of the Company’s mining lease with Martin Clemets is June 26, 2012. The term of the lease on 18 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start-up of ore production are expected to commence within one year. The initial consideration for the lease was a cash payment of five thousand ($5,000) dollars.  Annual minimum advanced royalties will be due the Lessor on the following basis.  The Company is required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  In July 2013, the first anniversary royalty payment was deferred until December 31, 2013, or payable within ten business days after AMCOR secures funding in excess of $500,000.  It was subsequently extended to December 31, 2014.  In July 2013, the second anniversary royalty payment was deferred until December 31, 2014, or payable within ten business days after AMCOR secures funding in excess of $500,000.  There are also work requirements for each year and the lease calls for a variable net smelter royalty in the future.  The first and second year work requirement has been deferred, allowed to be accomplished at the earliest possible time, weather permitting.

Quartz Creek:

The date of the Company’s mining lease with Northern Adventures, Inc. is June 26, 2012. The term of the lease on 37 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start-up of ore production are expected to commence within one year.  The initial consideration for the lease was a cash payment of twenty five thousand ($25,000) dollars. Annual minimum advanced royalties will be due the Lessor on the following basis.  The Company is required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  In July 2013, the first anniversary royalty payment was deferred until December 31, 2013, or payable within ten business days after AMCOR secures funding in excess of $500,000.  It was subsequently extended to December 31, 2014.  In July 2013, the second anniversary royalty payment was deferred until December 31, 2014, or payable within ten business days after AMCOR secures funding in excess of $500,000.  There are also work requirements for each year and the lease calls for a variable net smelter royalty in the future.  The first and second year work requirement has been deferred, allowed to be accomplished at the earliest possible time, weather permitting.

Trout Creek:

The date of the Company’s mining lease with Northern Adventures LLC is June 26, 2012. The term of the lease on 58 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start-up of ore production are expected to commence within one year.  The initial consideration for the lease was a cash payment of twenty five thousand ($25,000) dollars. Annual minimum advanced royalties will be due the Lessor on the following basis.  The Company is required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  In July 2013, the first anniversary royalty payment was deferred until December 31, 2013, or payable within ten business days after AMCOR secures funding in excess of $500,000.  It was subsequently extended to December 31, 2014.  In July 2013, the second anniversary royalty payment was deferred until December 31, 2014, or payable within ten business days after AMCOR secures funding in excess of $500,000.  There are also work requirements for each year and the lease calls for a variable net smelter royalty in the future. The first and second year work requirements have been deferred, allowed to be accomplished at the earliest possible time, weather permitting.

The Box Group and McKinley-McNally Properties

The 15 unpatented mining claims located in Stevens County, Washington referred to as the Box Group were reduced to six claims in 2014.  The 15 unpatented mining claims located in Stevens County, Washington referred to as the McKinley-McNally Property, were reduced to six claims in 2014.

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

Royalty Obligations and Work Requirement with Mining Leases of Bayhorse, Vienna, Quartz Creek, and Trout Creek:

The four leases including the Bayhorse, Vienna, Quartz Creek, and Trout Creek required first anniversary payments by the Company of $10,000 each and second anniversary payment by the Company of $20,000 each, but no payments have been made.  The first anniversary royalty payment was deferred until December 31, 2014 or payable within ten business days after the Company secures funding in excess of $500,000.  The second anniversary royalty payment was deferred until December 31, 2014 or payable within ten business days after the Company secures funding in excess of $500,000.

The first and second year work requirement for the Vienna, Quartz Creek, and Trout Creek leases have also been deferred, allowed to be accomplished at the earliest possible time, weather permitting.  The first and second year work requirement for the Bayhorse lease has been fulfilled.

Impairment Testing of Mineral Rights and DD&A Expenses

(i)

Impairment Testing

The Company completed its annual impairment testing of mining properties and determined that there was no impairment as the fair value of mining properties exceeded their carrying values at November 30, 2013.

(ii)

Depreciation, Depletion and Amortization Expenses

No depreciation, depletion and amortization was recorded for the reporting period ended November 30, 2013, as the Company has not yet commenced operations.

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Frank H. Blair	President, CEO and director

Dwight Weigelt	CFO, Treasurer, Secretary, Director

Gerry Frankovich	V.P. and director

David Boleneus	Director

Louis G. Cornacchia	Director

Manuel Graiwer	Director

Convertible Note Payable – Related Party

From time to time, certain officers and directors provided working capital to the Company in the form of convertible notes payable.

Convertible note payable – related party consisted of the following:

	May 31, 2014	November 30, 2013

On June 28, 2013, the Company issued a convertible note to Manuel Graiwer, a director of the Company, in the principal amount of $20,000 with interest at 6% per annum, convertible to common stock at $0.05 per share, maturing on September 26, 2013, subsequently extended to December 31, 2014.	$20,000	$20,000

	$20,000	$20,000

Note Payable – Related Party

From time to time, certain officers and directors provided working capital to the Company in the form of notes payable.

Note payable – related party consisted of the following:

	May 31, 2014	November 30, 2013

On December 5, 2013, the Company issued a promissory note to Manuel Graiwer, a director of the Company, in the principal amount of $20,000 with interest at 6% per annum maturing on January 14, 2014, which was subsequently extended to December 31, 2014. $7,500 of this convertible note was repaid on January 9, 2014.	$12,500	$-

	$12,500	$-

Note 7 – Convertible Notes Payable

Convertible notes payable consisted of the following:

	May 31, 2014	November 30, 2013

On December 31, 2012, the Company issued a convertible promissory note in the principal amount of $10,000 with interest at 8% per annum, convertible to common stock at $0.05 per share, maturing on January 31, 2013, subsequently extended to December 31, 2014. $2,500 of this convertible note was repaid on February 12, 2013.	$7,500	$7,500

On March 8, 2013, the Company issued a convertible note in the principal amount of $5,000 with interest at 5% per annum, convertible to common stock at $0.05 per share, maturing on June 30, 2013, subsequently extended to December 31, 2014.	5,000	5,000

On March 21, 2013, the Company issued a convertible note in the principal amount of $3,000 with interest at 5% per annum, convertible to common stock at $0.05 per share, maturing on June 30, 2013, subsequently extended to December 31, 2014.	3,000	3,000

	$15,500	$15,500

Note 8 - Notes Payable

Notes payable consisted of the following:

	May 31, 2014	November 30, 2013

On October 11, 2013, the Company issued a promissory note to a non-affiliated entity in the principal amount of $1,000 with interest at 5% per annum maturing on October 11, 2014.	1,000	1,000

On October 15, 2013, the Company issued a promissory note to a non-affiliated individual in the principal amount of $1,500 with interest at 5% per annum maturing on October 15, 2014.	1,500	1,500

On December 10, 2013, the Company issued a promissory note to a non-affiliated individual in the principal amount of $300 with interest at 5% per annum maturing on December 31, 2014.	300	-

	$2,800	$2,500

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

The Company has not effectuated, and no longer plans to effectuate, a 20-for-1 reverse split of its issued and outstanding common stock as of the date when the financial statements were issued.

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

Note 11 – Adjustments to Previously Issued Consolidated Financial Statements

Subsequent to the original issuance of the Company’s consolidated financial statements as of May 31, 2013 and for the interim transition period then ended as included in its Quarterly Report on Form 10-Q filed with the SEC on July 22, 2013 and in connection with the audit of the Company’s consolidated financial statements as of November 30, 2013 and for the transition period then ended, the Company’s management identified certain accounting misstatements during the period.  As a result, the Board of Directors of the Company, in consultation with management and Li and Company, PC, its independent registered public accounting firm, concluded that its previously issued consolidated financial statements as of May 31, 2013 and for the interim transition period then ended, should no longer be relied upon.  Accordingly, the Company has restated its previously issued consolidated financial statements for the period.  Details of the misstatements are set out below:

Misstatements for the interim transition period ended May 31, 2013:

	Misstatements Dr. (Cr.)	Impact to Statement of Operations

(i) To reverse journal entry of over accrual of interest expense of $3,089 recorded as additional paid-in capital as part of the December 31, 2013 reverse acquisition.

Other income	$3,089	(3,089)

Additional paid-in capital	(3,089)

(ii) To reclassify an up-front fee of $7,500 received from TMC on February 8, 2013 per Option and Joint Venture Agreement dated February 5, 2013 as a return of investment in mineral rights from other income.

Other income	$7,500	(7,500)

Mineral rights	(7,500)

(iii) To record 500,000 shares of TMC common stock (Stock Symbol: TCO.V) issued to the Company on February 23, 2013 valued at CAD60,000 based on CAD0.12 per share (CAD1 approximates $1) on the date of issuance and recorded as a return of investment in mineral rights.

Marketable securities	$60,000

Mineral rights	(60,000)

		$(10,589)

The following tables present the impact of the above mentioned adjustments to the financial information

Consolidated balance sheet information:

The restated consolidated balance sheet is set out as follows:

American Cordillera Mining Corporation
Consolidated Balance Sheets

	May 31, 2013	May 31, 2013	May 31, 2013
	(As previously reported)	(Adjustments)	(Restated)

ASSETS
CURRENT ASSETS
Cash	$709	$-	$709
Marketable securities	-	60,000	60,000
Prepaid professional fees	3,482	-	3,482

Total current assets	4,191	60,000	64,191

Mineral rights	494,564	(67,500)	427,064

TOTAL ASSETS	$498,755	$(7,500)	$491,255

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$70,645	$-	$70,645
Convertible notes payable	15,500	-	15,500

Total current liabilities	86,145	-	86,145

Total liabilities	86,145	-	86,145

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock par value $0.001: 10,000,000 shares
authorized; none issued or outstanding	-	-	-
Common stock par value $0.001: 200,000,000 shares
authorized; 89,882,679 shares issued and outstanding	89,483	-	89,483
Additional paid-in capital	422,404	50,355	472,759
Accumulated deficit	(99,277)	(57,855)	(157,132)

Total Stockholders' Equity	412,610	(7,500)	405,110

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$498,755	$(7,500)	$491,255

Consolidated statement of operations information:

The restated consolidated statement of operations is set out as follows:

American Cordillera Mining Corporation
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Five Months	For the Five Months	For the Five Months
	Ended	Ended	Ended
	May 31, 2013	May 31, 2013	May 31, 2013
	(As previously reported)	(Adjustments)	(Restated)
Revenue
Revenue from sale of metal bearing concentrate	$-	$-	$-
Royalty revenue	-	30,000	30,000
Total revenue	-	30,000	30,000

Cost of revenue
Cost of revenue	-	14,283	14,283
Royalty expense	-	-	-
Total cost of revenue	-	14,283	14,283

Gross Margin	-	15,717	15,717

Operating expenses
Professional fees	107,666	(9,096)	98,570
General and administrative	8,137	(5,187)	2,950
Total operating expenses	115,803	(14,283)	101,520

Loss from operations	(115,803)	30,000	(85,803)

Other (income) expenses
Interest expense - related party	358	-	358
Interest income	-	3,089	3,089
Other (income) expense	(40,589)	37,500	(3,089)
Other (income) expenses, net	(40,231)	40,589	358

Loss before income tax provision	(75,572)	(10,589)	(86,161)

Income tax provision	-	-	-

Net loss	(75,572)	(10,589)	(86,161)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	-	-	-
Unrealized gain (loss) of marketable securities	-	-	-

Comprehensive income (loss)	$(75,572)	$(10,589)	$(86,161)

Net loss per common share
- Basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and diluted	89,201,346	89,201,346	89,201,346

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

Since we changed business directions into a mining company, our mining exploration stage from inception on March 30, 2012 to May 31, 2014, has generated minimal revenue from our mining exploration business, while incurring a net loss of approximately $224,125.  Because we were unable to develop our original Asian art and antiquities business into a financially viable business, the Board of Directors decided to redirect our business and to acquire mineral properties, leases on mineral properties and mining claims from Northern Adventures, Inc., a private Nevada corporation.

On December 28, 2012, AMCOR, AMCOR Exploration, Inc., a wholly owned subsidiary of American Cordillera Mining Corporation, Northern Adventures, LLC, and Northern Adventures, Inc. entered into an Asset Purchase Agreement to assign all right, title, and interest of specific NAI owned assets to AMCOR Exploration, with NAI shareholders, on a post acquisition basis, will hold a controlling 80.5% interest in American Cordillera Mining Corporation  The Asset Purchase Agreement was executed on December 28, 2012 by issuing restricted common stock as consideration to Northern Adventures, Inc. and the exchange of certain promissory notes from Northern Adventures LLC detailed in the Asset Purchase Agreement.  Under the terms of the Asset Purchase Agreement, AMCOR exchanged loans to NALLC in the amount of $382,500 including additional accrued interest of $30,564 and issued NAI 71,500,000 shares of restricted common stock as a total consideration for the assets acquired.  With the issuance of the 71,500,000 shares to NAI for transferring to its shareholders as a dividend, they own the controlling interest in AMCOR.

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

We structure our operations in such a way as to keep our capital expenditures and administrative expenses to a minimum.  Overhead and staff will be kept to a minimum and the majority of operational duties will be outsourced to consultants and independent contractors.  We currently have no employees, but we expect to eventually hire three to five employees, commensurate with the development of our business and the availability of additional capital from the future sale of common stock, of which there is no assurance.  We believe that most operational responsibilities can be handled by the officers and directors, and through the working partnership of other consultants.  Two of our officers may draw salaries in the future, Frank H. Blair, our President and CEO, and Dwight Weigelt, CPA, our Secretary, Treasurer and Chief Financial Officer.  Our other officers and directors may be retained on an as needed basis and will be paid an hourly rate of to be determined by the Board and reimbursed any out of pocket expenses.

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

Transatlantic Mining Corp. (formerly Archean Star) Agreement

On February 5, 2013, we entered into a definitive Option and Joint Venture Agreement with Transatlantic Mining Corp. ("TMC") pertaining to 20 unpatented claims known as the Monitor property, leased by AMCOR pursuant to a Mining Lease with Northern Adventures, LLC.  On June 27, 2012, Northern Adventures, LLC originally entered into the Mining Lease with Northern Adventures, Inc., and AMCOR assumed the rights in that Mining Lease from Northern Adventures, Inc. pursuant to the Asset Purchase Agreement dated December 28, 2013.  As part of the transaction, AMCOR received 500,000 shares of TMC common stock and was to receive an additional 500,000 shares of TMC common stock on the second and third anniversaries of the agreement, subject to TMC going forward with the agreement after year one.  (See Note 6)  TMC assumed the obligations of the underlying lease agreement and paid an up-front fee of $7,500 to AMCOR in addition to $5,000 already received by AMCOR indirectly from TMC.  Under the terms of the agreement TMC can earn up to 80% ownership interest in the property lease by expending $2,100,000 over a three year period, with a minimum expenditure of $700,000 in year one of the agreement.  AMCOR’s interest shall be a Carried Interest until such time as a Bankable Feasibility Study has been produced or a Decision to Mine has been made.  A Carried Interest means that AMCOR is not required to contribute any capital or pay any costs related to exploration or development of the property until such time as the joint venture is formed.  A Bankable Feasibility Study is an independently audited document that analyses all technical and financial risks before the construction of mine including: capital costs, grades, permits, taxation, cash flow, strip ratio, politics, water, power, labor, revenues, royalties, metallurgy, milling and transport.

As of September 30, 2013, TMC completed a multi-phase surface exploration program which consisted of mapping, rock chip and soil sampling, and location of an additional 85 unpatented mining claims owned by Northern Adventures LLC, but the costs related to the acquisition of these additional mining claims was paid for by TMC, but deemed to be part of the agreement pursuant to the standard area of influence.  The initial surface work was undertaken to delineate the mineralized structures and veins that were known to exist on the Richmond and Monitor properties.  Initial work was completed related to opening the Adair adit, which was a haulage way that was driven in the 1920’s.  Access was gained back to a point approximately 3,200 feet from the portal.  Additional work will be required to be completed to gain complete access to the balance of the haulage way, which estimated from historical maps to continue for another 2,000 feet or more.  Applications have been made to the United States Forest Service to receive permits to undertake a rehabilitation of the Adair portal and to drill up to 12 surface diamond drill holes in the spring of 2014.

TMC agreed to issue 500,000 shares of its restricted common stock to AMCOR on, or before, February 5, 2014, per the joint venture option agreement's second year requirements related to the Monitor mine, but these shares were not issued until March 12, 2014.  As of May 31, 2014, only $593,274 had been expended by TMC on the Monitor-Richmond property.  The Company has carried forward the $106,726 deficiency to year two, making the required expenditure for year two to be $806,726.

Kinross Agreement

On April 5, 2013 we exercised an option to acquire three mineral leases located in Okanogan County, Washington, pursuant to an Option to Purchase Mineral Leases between Hydro Imaging, Inc. and Northern Adventures, Inc. (NAI) entered into on June 25, 2012 and amended on December 7, 2012, which option was transferred to us on December 28, 2012 by NAI pursuant to an Asset Purchase Agreement.  The original option was granted by HydroImaging, Inc (Hydro), a private company owned solely by David Boleneus, currently a member of our board of directors, to NAI on June 25, 2012.  Under the terms of the original option, Hydro granted the right to acquire ten leases granted by the Department of Natural Resources for the State of Washington totaling 4,583.76 acres and 27 unpatented mining claims located in the Toroda Creek-Wauconda Mining district in Okanogan country in the State of Washington for the payment of an exercise price of $10,000.

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

Under the terms of the Mining Lease and Assignment agreement, Kinross will pay AMCOR production royalties as follows:  a 1% net smelter return royalty on all minerals extracted from the area covered by the 7 leases and a 2.5% net smelter return royalty on all minerals extracted from the area covered by the 27 unpatented mining claims.  The amount of royalties to be paid (both production royalties and advance royalty payments) are capped at $3 million per lease.  Kinross will also pay advance royalty payments in the aggregate amount of $1 million as follows:  $15,000 payable within 7 days of February 28, 2013, the effective date, $15,000 payable within 15 days of the effective date, $40,000 payable on February 28, 2014, $50,000 payable on February 28, 2015, and thereafter the annual advance royalty payment is to increase by 5% per year up to a maximum annual payment of $100,000.  Kinross satisfied the initial two $15,000 payments as well as the first year payment of $40,000.  The obligation to pay the advance royalty payment shall cease once an aggregate of $1 million has been paid.  Advance minimum royalty payments shall be creditable against the production royalties.  The production royalty payments for Minerals produced from the state leases shall be capped at $3,000,000 for each of the seven leases, including any advanced royalty payments to be offset.  Kinross also undertakes to make such payments and undertake such other actions necessary to maintain the seven state mining leases and the unpatented claims in effect and good standing.

Bayhorse Silver Inc. Agreement

On December 4, 2013, AMCOR signed an Option and Joint Venture Agreement with Bayhorse Silver Inc. ("BSI"), a Canadian mineral exploration company, whereby BSI can acquire an option to earn an 80% interest in the Bayhorse Silver Mine ("Bayhorse") in east-central Oregon State.  The terms of the Agreement called for a payment of US$20,000 from BSI to AMCOR subsequent to the execution of the agreement and that payment was received in December 2013.  To earn the 80% interest the BSI is required to conduct a minimum of US$100,000 per year on exploration expenditures on the property on, or before, each of the first two anniversaries of the Agreement, US$300,000 on or before the third anniversary of the Agreement and expend US$500,000 on or before the fourth and fifth anniversaries of the Agreement. In addition, BSI issued 500,000 shares of its restricted common stock to AMCOR, per the agreement, on December 16, 2013.  An additional 500,000 restricted shares of BSI shall be issued to AMCOR on the third anniversary of the Agreement and 500,000 restricted shares on the fifth anniversary of the Agreement.  BSI will assume the obligations of the underlying lease agreement with Northern Adventures, Inc.

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

Royalty Obligations and Work Requirement with Mining Leases of Bayhorse, Vienna, Quartz Creek, and Trout Creek:

The four leases including the Bayhorse, Vienna, Quartz Creek, and Trout Creek required first anniversary payments by the Company of $10,000 each and second anniversary payment by the Company of $20,000 each to the lessees, but no payments have been made.  The first anniversary royalty payment was deferred until December 31, 2014 or payable within ten business days after the Company secures funding in excess of $500,000.  The second anniversary royalty payment was deferred until December 31, 2014 or payable within ten business days after the Company secures funding in excess of $500,000.

The first and second year work requirement for the Vienna, Quartz Creek, and Trout Creek leases have also been deferred, allowed to be accomplished at the earliest possible time, weather permitting.  The first and second year work requirement for the Bayhorse lease has been fulfilled.

The Box Group and McKinley-McNally Properties

The 15 unpatented mining claims located in Stevens County, Washington referred to as the Box Group were reduced to six claims in 2014.  The 15 unpatented mining claims located in Stevens County, Washington referred to as the McKinley-McNally Property, were reduced to six claims in 2014.

Results of Operations

Since AMCOR became a mining company and entered exploration stage on March 30, 2012 (inception), it has earned minimal revenue of $70,000 and has incurred a deficit accumulated during the exploration stage of $224,125 through May 31, 2014.  Results of operations for the six months ended May 31, 2014, compared to the five months ended May 31, 2013 are as follows:

Revenue

We generated no revenue from sale of metal bearing concentrate for the six months ended May 31, 2014, or the five months ended May 31, 2013..

We earned $40,000 in royalty revenue for the six months ended May 31, 2014, and $30,000 for the five months ended May 31, 2013.  The cost of revenue was $7,522 for the six months ended May 31, 2014 in comparison with $14,283 for the five months ended May 31, 2013.

Operating Expenses

For the six months ended May 31, 2014, we incurred $28,875 in professional fees and $4,893 in general and administrative expenses in comparison with the five months ended May 31, 2013 where we incurred $98,570 in professional fees and $2,950 in general and administrative expenses.  The decrease in professional fees was attributable to the previous cost associated with the acquisition of mineral assets and change of business direction.  The increase in general and administrative expenses was attributable mainly to increase in rent expense.  We expect operating expenses for our 2014 fiscal year to remain comparable in comparison with that for our 2013 transition period.

Net cash used in operating activities for the six months ended May 31, 2014 was $29,411 which includes net loss of $2,948, offset by a decrease in prepaid expenses of $5,000, a decrease in accounts payable of $23,122, and an accrued expense of $1,659.

Net cash provided by investing activities for the six months ended May 31, 2014 was $20,000 which includes cash provided by return of investment in mineral rights of $20,000.

Net cash provided by financing activities for the six months ended May 31, 2014 was $12,800 which includes cash proceeds from related party notes payable of $20,000, proceeds from notes payable of $300, and offset by cash used in repayments of related party notes payable of $7,500.

Liquidity and Capital Resources

With respect to long term liquidity (periods in excess of one year), we are unable to reasonably project or otherwise make assumptions concerning future cash flows or amounts of funds that may be available to us.  Although lease royalty agreements are in place, those can be cancelled at any time by the other party.  With additional funding to carry on and support operations, management anticipates that our operating expenses would increase in the long-term as a result of an increase in sales and marketing activities, as well as general and administrative costs.  Long-term liquidity is directly dependent upon either the future success of our business or our ability to identify and acquire a favorable business opportunity through merger or acquisition.  Without reasonable funding in the near future, we would attempt to enter into one or more business transactions that could involve a merger or sale of our company and/or the sale of some or all of its assets to protect our shareholders’ interest and investments.  No binding merger or acquisition agreements have been entered into at this time.

Our cash in the bank at May 31, 2014 was $3,527.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities, royalty revenue, and loans.  On May 31, 2014, we had $15,500 due for convertible notes payable, 20,000 due for related party convertible notes payable, $12,500 due for related party notes payable, and $2,800 due for notes payable.  We intend to pay these notes from private placements of equity securities and royalty revenue, but if we are unable to raise additional capital or receive further loans on an as needed basis, we will have to curtail or cease our operations.

Our recent cash burn rate in our operations over the six months ended May 31, 2014, has been approximately $500 per month.  We expect that that cash burn rate to increase substantially over the next quarter due to increased professional fees and general and administrative fees related to a private placement offering to be launched in July 2014.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past August 2014.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital to repay loans, generate sufficient revenue, or receive further loans on an as needed basis, we will have to curtail or cease our operations.

We believe that we could experience negative operating cash flow for the foreseeable future.  At May 31, 2014, we had outstanding liabilities of $109,474 of which $50,800 was due to convertible and non-convertible notes payable.  If our outstanding non-convertible loans are not repaid before December 31, 2014 and our convertible debt is not converted to equity before December 31, 2014, and we cannot repay this debt on the maturity date, we will be required to ask for extensions from the lenders or engage in another equity offering to provide capital to repay the debt.  If the lenders do not convert their debt to equity and we cannot raise further capital through and equity offering, there is a high probability that the company would become insolvent and could potentially go out of business.

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

Going Concern

Our independent auditors have included an explanatory paragraph in their report on the audits of our consolidated financial statements for the transition period ended November 30, 2013, which express substantial doubt about our ability to continue as a going concern.  As discussed in Note 3 to the consolidated financial statements included in our 2013 Annual Report on Form 10-K, we have suffered recurring losses from operations since inception and have a deficit accumulated during the exploration stage that raises substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

Please see Note 2 of the financial statements.

Subsequent Events

None

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously-identified material weaknesses in internal control over financial reporting, as of November 30, 2013, described in the 2013 Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2014, our disclosure controls and procedures were not effective.

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

APD ANTIQUITIES, INC.

BY: /s/ Frank H. Blair Date: July 21, 2014
Frank H. Blair President, CEO