Form 10-Q
period 2014-08-31
AMERICAN CORDILLERA MINING Corp
filed 2014-10-20
CIK 1289046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2014.

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

Yes [   ]   No [X]

As of October 20, 2014, there were 89,882,679 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CORDILLERA MINING CORPORATION

AUGUST 31, 2014 AND 2013

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at August 31, 2014 (Unaudited) and November 30, 2013	4

Consolidated Statements of Operations for the Nine Months and Three Months Ended August 31, 2014, for the Eight Months and Three Months Ended August 31, 2013 (Unaudited)	5

Consolidated Statements of Cash Flows for the Nine Months Ended August 31, 2014, for the Eight Months Ended August 31, 2014 (Unaudited)	6

Notes to the Consolidated Financial Statements (Unaudited)	7

American Cordillera Mining Corporation
Consolidated Balance Sheets

	August 31, 2014	November 30, 2013
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$887	$138
Marketable securities	153,874	40,000

Total current assets	154,761	40,138

Mineral rights	287,064	422,064

TOTAL ASSETS	$441,825	$462,202

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$61,662	$78,838
Accrued expenses	3,753	1,299
Convertible notes payable	15,500	15,500
Convertible note payable - related party	12,500	20,000
Notes payable	6,300	2,500
Note payable - related party	20,000	-

Total current liabilities	119,715	118,137

Total liabilities	119,715	118,137

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock par value $0.001: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.001: 200,000,000 shares authorized;
89,882,679 shares issued and outstanding	89,883	89,883
Additional paid-in capital	495,359	495,359
Accumulated deficit	(242,006)	(221,177)
Accumulated other comprehensive income (loss)
Foreign currency translation gain (loss)	(14,626)	-
Change in unrealized gain (loss) on marketable securities	(6,500)	(20,000)

Total Stockholders' Equity	322,110	344,065

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$441,825	$462,202

See accompanying notes to the consolidated financial statements.

American Cordillera Mining Corporation
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Nine Months	For the Three Months	For the Eight Months	For the Three Months
	Ended	Ended	Ended	Ended
	August 31, 2014	August 31, 2014	August 31,2013	August 31,2013
			(Restated)	(Restated)
Revenue
Revenue from sale of metal bearing concentrate	$-	$-	$-	$-
Royalty revenue	40,000	-	30,000	-

Total revenue	40,000	-	30,000	-

Cost of revenue
Cost of revenue	16,585	9,063	16,812	2,529
Royalty expense	-	-	-	-

Total cost of revenue	16,585	9,063	16,812	2,529

Gross margin	23,415	(9,063)	13,188	(2,529)

Operating expenses
Professional fees	35,806	6,931	114,660	16,090
General and administrative	5,985	1,092	4,870	1,920

Total operating expenses	41,791	8,023	119,530	18,010

Income (loss) from operations	(18,376)	(17,086)	(106,342)	(20,539)

Other (income) expenses
Interest expense	2,024	795	-	-
Interest expense - related party	429	-	786	428
Interest income	-	-	3,089	-
Other (income) expense	-	-	(3,089)	-

Other (income) expenses, net	2,453	795	786	428

Loss before income tax provision	(20,829)	(17,881)	(107,128)	(20,967)
Income tax provision	-	-	-	-

Net loss	(20,829)	(17,881)	(107,128)	(20,967)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(14,626)	(1,584)	-	-
Unrealized gain (loss) of marketable securities	13,500	-	27,500	27,500
Comprehensive income (loss)	$(21,955)	$(19,465)	$(79,628)	$6,533

Net loss per common share
- Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and diluted	89,882,679	89,882,679	89,319,332	89,495,866

See accompanying notes to the consolidated financial statements.

American Cordillera Mining Corporation
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months	For the Eight Months
	Ended	Ended
	August 31, 2014	August 31,2013
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,829)	$(107,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Miscellaneous adjustment from equity	-	-
Changes in operating assets and liabilities:
Prepaid expenses	-	900
Accounts payable	(17,176)	44,668
Accrued expenses	2,454	-

Net cash used in operating activities	(35,551)	(61,560)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	-	-
Purchase of mineral rights	-	(10,000)
Return of investment in mineral rights	20,000	7,500

Net cash provided by (used in) investing activities	20,000	(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	-	8,000
Repayments of convertible notes payable	-	(2,500)
Proceeds from convertible notes payable - related party	-	20,000
Repayments of convertible notes payable - related party	(7,500)	-
Proceeds from notes payable	3,800	-
Repayments of notes payable	-	(4,500)
Proceeds from notes payable - related party	20,000	-
Repayments of notes payable - related party	-	-
Proceeds from sale of common stock	-	54,000

Net cash provided by financing activities	16,300	75,000

NET CHANGE IN CASH	749	10,940

CASH, BEGINNING OF REPORTING PERIOD	138	10,051

CASH, END OF REPORTING PERIOD	$887	$20,991

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-

Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITES
Securities received as a return of investment in mineral rights	$115,000	$87,500

See accompanying notes to the consolidated financial statements.

American Cordillera Mining Corporation

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

August 31, 2014 and 2013

(Unaudited)

Note 1 - Organization and Operations

GCJ, Inc. (formerly Chad Guidry, Inc.)

GCJ, Inc. ("GCJ") (formerly Chad Guidry, Inc.) was incorporated under the laws of the State of Nevada on March 30, 2004 as a blank check company.  GCJ, Inc. was inactive prior to merging with and into APD Antiquities, Inc.

American Cordillera Mining Corporation (formally APD Antiquities, Inc.) and Plan of Merger

APD Antiquities, Inc. (“APD”) was incorporated under the laws of the State of Nevada on July 23, 1996.  On December 27, 2004, APD and GCJ, Inc. entered into to an Acquisition Agreement and Plan of Merger, whereby APD acquired all of the outstanding shares of common stock of GCJ from its sole stockholder in exchange for $3,600 and GCJ was merged with and into APD with APD as the surviving company. Pursuant to Rule 12g-3(g) of the General Rules and Regulations of the Securities and Exchange Commission, APD is the successor issuer to GCJ for reporting purposes under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The purpose of this transaction was for APD to succeed the registration status of GCJ under the Exchange Act pursuant to Rule 12g-3.

APD Antiquities, Inc. was engaged in acquiring, importing, marketing, and selling valuable antiquity and art items of Asian origin.

Effective October 17, 2011, upon written consent of the majority of the Company’s Board of Directors, dated October 14, 2011, the majority shareholders of the Company, adopted and implemented a name change from APD Antiquities, Inc. to American Cordillera Mining Corporation (“AMCOR” or “the Company”) to reflect its intended acquisition of Northern Adventures, Inc., effective upon the filing of the Certificate of Amendment to the Articles of Incorporation with the Secretary of the State of Nevada on December 12, 2012.

The Company discontinued its prior antiquity business upon consummation of the asset purchase agreement (“Asset Purchase Agreement”) with Northern Adventures, Inc. and all of the shareholders of Northern Adventures, Inc., on December 28, 2012.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company’s convertible notes payable and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at August 31, 2014 and November 30, 2013.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for share-based payment transactions issued to employees under the guidance of the Topic 718 Compensation—Stock Compensation of the FASB Accounting Standards Codification (“ASC Topic 718”).

Pursuant to ASC Paragraphs 718-10-30-2 and 718-10-30-3 a share-based payment transaction with employees shall be measured based on the fair value of the equity instruments issued and an entity shall account for the compensation cost from share-based payment transactions with employees in accordance with the fair value-based method, i.e., the cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued or the fair value of the liabilities incurred/settled.

Pursuant to ASC Paragraphs 718-10-30-6 and 718-10-30-9 the measurement objective for equity instruments awarded to employees is to estimate the fair value at the grant date of the equity instruments that the entity is obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments (for example, to exercise share options). That estimate is based on the share price and other pertinent factors, such as expected volatility, at the grant date. As such, the fair value of an equity share option or similar instrument shall be estimated using a valuation technique such as an option pricing model. For this purpose, a similar instrument is one whose fair value differs from its intrinsic value, that is, an instrument that has time value.

If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in its most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The Company estimates the fair value of share options and similar instruments on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

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

Pursuant to ASC Paragraphs 718-10-30-11 and 718-10-30-17 a restriction that stems from the forfeitability of instruments to which employees have not yet earned the right, such as the inability either to exercise a non-vested equity share option or to sell non-vested shares, is not reflected in estimating the fair value of the related instruments at the grant date. Instead, those restrictions are taken into account by recognizing compensation cost only for awards for which employees render the requisite service and a non-vested equity share or non-vested equity share unit awarded to an employee shall be measured at its fair value as if it were vested and issued on the grant date.

Pursuant to ASC Paragraphs 718-10-35-2 and 718-10-35-3 the compensation cost for an award of share-based employee compensation classified as equity shall be recognized over the requisite service period, with a corresponding credit to equity (generally, paid-in capital). The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period.  The total amount of compensation cost recognized at the end of the requisite service period for an award of share-based compensation shall be based on the number of instruments for which the requisite service has been rendered (that is, for which the requisite service period has been completed). An entity shall base initial accruals of compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. That estimate shall be revised if subsequent information indicates that the actual number of instruments is likely to differ from previous estimates. The cumulative effect on current and prior periods of a change in the estimated number of instruments for which the requisite service is expected to be or has been rendered shall be recognized in compensation cost in the period of the change. Previously recognized compensation cost shall not be reversed if an employee share option (or share unit) for which the requisite service has been rendered expires unexercised (or unconverted).

Under the requirement of ASC Paragraph 718-10-35-8 the Company made a policy decision to recognize compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The Company estimates the fair value of share options and similar instruments on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

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

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

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

Deferred Tax Assets and Income Tax Provision

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

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

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

Earnings per Share

Earnings per share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share.  EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.  Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income.  The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder.  The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS.  Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Potentially Outstanding Dilutive Common Shares

	For the Reporting Period Ended August 31 , 2014	For the Reporting Period Ended August 31, 2013

Convertible Notes Shares

Potential outstanding dilutive common shares from the conversion of the principal amount of convertible notes payable convertible to common shares at $0.05 per share	310,000	310,000

Potential outstanding dilutive common shares from the conversion of the accrued interest of convertible notes payable convertible to common shares at $0.05 per share	32,211	12,211

Sub-total	342,211	322,211

Convertible Note - Stockholder Shares

Potential outstanding dilutive common shares from the conversion of the principal amount of convertible notes payable convertible to common shares at $0.05 per share	250,000	400,000

Potential outstanding dilutive common shares from the conversion of the accrued interest of convertible notes payable convertible to common shares at $0.05 per share	22,389	4,208

Sub-total	272,389	404,208

Total potentially outstanding dilutive common shares	614,600	724,419

There were approximate 50,768 and 0 potentially outstanding dilutive common shares for the reporting period ended August 31, 2014 and 2013, respectively, which were excluded from the diluted earnings per share calculation as they were anti-dilutive.

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

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.

Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)

b.

Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.

Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.

Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern

b.

Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.

Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at August 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

		Fair Value Measurement Using Level 1 Inputs
	Original cost	Impairment – Other Than Temporary		Other Comprehensive Income (Loss) - Foreign Currency Translation Gain (Loss)	Other Comprehensive Income (Loss) - Change in Unrealized Gain (Loss)	Fair Value

Balance, December 31, 2012	-		(-)	-	(-)	-

Purchases, issuances and settlements	60,000					60,000

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary			-			-

Other comprehensive income (loss): Foreign currency translation gain (loss)				(-)	-	(-)

Other comprehensive income (loss): Changes in unrealized gain (loss)				-	(20,000)	(20,000)

Balance, November 30, 2013	60,000		(-)	-	(20,000)	40,000

Purchases, issuances and settlements	115,000					115,000

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary			-			-

Other comprehensive income (loss): Foreign currency translation gain (loss)				(14,626)	-	(14,626)

Other comprehensive income (loss): Changes in unrealized gain (loss)				-	13,500	13,500

Balance, August 31, 2014	$175,000	$	(-)	$(14,626)	$(6,500)	$153,874

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

The year two payment of annual advance minimum royalty of $20,000 was satisfied by Transatlantic Mining Corp. in March, the Company’s joint venture partner on the project.

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

Note 6 – Convertible Notes Payable

Convertible notes payable consisted of the following:

	August 31, 2014	November 30, 2013
On December 31, 2012, the Company issued a convertible promissory note in the principal amount of $10,000 with interest at 8% per annum, convertible to common stock at $0.05 per share, maturing on January 31, 2013, subsequently extended to December 31, 2014. $2,500 of this convertible note was repaid on February 12, 2013.	$7,500	$7,500

On March 8, 2013, the Company issued a convertible note in the principal amount of $5,000 with interest at 5% per annum, convertible to common stock at $0.05 per share, maturing on June 30, 2013, subsequently extended to December 31, 2014.	5,000	5,000

On March 21, 2013, the Company issued a convertible note in the principal amount of $3,000 with interest at 5% per annum, convertible to common stock at $0.05 per share, maturing on June 30, 2013, subsequently extended to December 31, 2014.	3,000	3,000

	$15,500	$15,500

Note 7 - Notes Payable

Notes payable consisted of the following:

	August 31, 2014	November 30, 2013

On October 11, 2013, the Company issued a promissory note to a third party business entity in the principal amount of $1,000 with interest at 5% per annum maturing on October 11, 2014.	1,000	1,000

On October 15, 2013, the Company issued a promissory note to a third party individual in the principal amount of $1,500 with interest at 5% per annum maturing on October 15, 2014.	1,500	1,500

On December 10, 2013, the Company issued a promissory note to a third party individual in the principal amount of $300 with interest at 5% per annum maturing on December 31, 2014.	300	-

On July 28, 2014, the Company issued a promissory note to a third party business entity in the principal amount of $3,500 with interest at 5% per annum maturing on December 31, 2014.	3,500	-

	$6,300	$2,500

Note 8 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Frank H. Blair	President, CEO and director

Dwight Weigelt	CFO, Treasurer, Secretary, Director

Gerry Frankovich	V.P. and director

David Boleneus	Director

Louis G. Cornacchia	Director

Manuel Graiwer	Director

Convertible Note Payable – Related Party

From time to time, certain officers and directors provided working capital to the Company in the form of convertible notes payable.

Convertible note payable – related party consisted of the following:

	August 31, 2014	November 30, 2013

On June 28, 2013, the Company issued a convertible note to Manuel Graiwer, a director of the Company, in the principal amount of $20,000 with interest at 6% per annum, convertible to common stock at $0.05 per share, maturing on September 26, 2013, subsequently extended to December 31, 2014. On January 9, 2014 the Company repaid $7,500 toward this convertible note.	$12,500	$20,000

	$12,500	$20,000

Note Payable – Related Party

From time to time, certain officers and directors provided working capital to the Company in the form of notes payable.

Note payable – related party consisted of the following:

	August 31, 2014	November 30, 2013

On December 5, 2013, the Company issued a promissory note to Manuel Graiwer, a director of the Company, in the principal amount of $20,000 with interest at 6% per annum maturing on January 14, 2014, which was subsequently extended to December 31, 2014.	$20,000	$-

	$20,000	$-

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

Note 11 - Adjustments to Previously Issued Consolidated Financial Statements

Subsequent to the original issuance of the Company’s consolidated financial statements as of August 31, 2013 and for the interim transition period then ended as included in its Quarterly Report on Form 10-Q filed with the SEC on October 21, 2013 and in connection with the audit of the Company’s consolidated financial statements as of November 30, 2013 and for the transition period then ended, the Company’s management identified certain accounting misstatements during the period.  As a result, the Board of Directors of the Company, in consultation with management and Li and Company, PC, its independent registered public accounting firm, concluded that its previously issued consolidated financial statements as of August 31, 2013 and for the interim transition period then ended, should no longer be relied upon.  Accordingly, the Company has restated its previously issued consolidated financial statements for the period.  Details of the misstatements are set out below:

Misstatements for the interim transition period ended August 31, 2013:

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

		$(10,589)

The following tables present the impact of the above mentioned adjustments to the financial information

Consolidated balance sheet information:

The restated consolidated balance sheet is set out as follows:

American Cordillera Mining Corporation
Consolidated Balance Sheets
(Unaudited)

	August 31, 2013		August 31, 2013	August 31, 2013
	(As previously reported)		(Adjustments)	(Restated)
ASSETS
CURRENT ASSETS
Cash	$20,991		$-	$20,991
Marketable securities	87,500		-	87,500
Prepaid professional fees	3,482		-	3,482

Total current assets	111,973		-	111,973

Mineral rights	494,564	(ii)(iii)	(67,500)	427,064

TOTAL ASSETS	$606,537		$(67,500)	$539,037

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$74,894		$-	$74,894
Accrued expenses	-		-
Convertible notes payable	35,500		(20,000)	15,500
Convertible note payable - related party	-		20,000	20,000
Notes payable	-		-	-
Note payable - related party	-		-	-

Total current liabilities	110,394		-	110,394

Total liabilities	110,394		-	110,394

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock par value $0.001: 10,000,000 shares authorized;
none issued or outstanding	-		-	-
Common stock par value $0.001: 200,000,000 shares authorized;
89,882,679 shares issued and outstanding	89,783		-	89,783
Additional paid-in capital	418,137	(ii)	71,322	489,459
Accumulated deficit	(99,277)	(ii)	(78,822)	(178,099)
Accumulated other comprehensive income (loss)
Foreign currency translation gain (loss)	-		-	-
Change in unrealized gain (loss) on marketable securities	87,500	(iii)	(60,000)	27,500

Total Stockholders' Equity	496,143		(67,500)	428,643

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$606,537		$(67,500)	$539,037

Consolidated statement of operations information:

The restated consolidated statement of operations is set out as follows:

American Cordillera Mining Corporation
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Eight Months		For the Eight Months	For the Eight Months
	Ended		Ended	Ended
	August 31,2013		August 31,2013	August 31,2013
	(As previously reported)		(Adjustments)	(Restated)
Revenue
Revenue from sale of metal bearing concentrate	$-		$-	$-
Royalty revenue	40,589	(i)	(10,589)	30,000
Total revenue	40,589		(10,589)	30,000

Cost of revenue
Cost of revenue	-	R/C	16,812	16,812
Royalty expense	-		-	-
Total cost of revenue	-		16,812	16,812

Gross margin	40,589		(27,401)	13,188

Operating expenses
Professional fees	123,756	R/C	(9,096)	114,660
General and administrative	12,585	R/C	(7,715)	4,870
Total operating expenses	136,341		(16,811)	119,530

Income (loss) from operations	(95,752)		(10,590)	(106,342)

Other (income) expenses
Interest expense	-		-	-
Interest expense - related party	786		-	786
Interest income	-	(i)	3,089	3,089
Other (income) expense	-	(ii),R/C	(3,089)	(3,089)
Other (income) expenses, net	786		-	786

Loss before income tax provision	(96,538)		(10,590)	(107,128)

Income tax provision	-		-	-

Net loss	(96,538)		(10,590)	(107,128)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	-		-	-
Unrealized gain (loss) of marketable securities	87,500	(iii)	(60,000)	27,500

Comprehensive income (loss)	$(9,038)		$(70,590)	$(79,628)

Net loss per common share
- Basic and diluted	$(0.00)		$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and diluted	89,319,332		89,319,332	89,319,332

Note 12 - Subsequent Events

The company's management has evaluated the company's financial information for possible material subsequent events through the date when the financial statements were issued.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Notes payable

On September 4, 2014, the Company issued a promissory note to a third party business entity in the principal amount of $2,500 with interest at 5% per annum maturing on December 31, 2014.

On September 29, 2014, the Company issued a promissory note to a third party business entity in the principal amount of $15,000 with interest at 5% per annum maturing on December 31, 2014.

On October 20, 2014, the Company issued a promissory note to a third party business entity in the principal amount of $3,000 with interest at 0% per annum maturing on December 31, 2015.

Notes payable - related party

On September 5, 2015, the Company issued a promissory note to Manuel Graiwer, a director of the Company, in the principal amount of $15,000 with interest at 5% per annum maturing on December 31, 2014.

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

Since we changed business directions into a mining company, our mining exploration stage from inception on March 30, 2012 to August 31, 2014, has generated minimal revenue from our mining exploration business, while incurring a net loss of approximately $242,006.  Because we were unable to develop our original Asian art and antiquities business into a financially viable business, the Board of Directors decided to redirect our business and to acquire mineral properties, leases on mineral properties and mining claims from Northern Adventures, Inc., a private Nevada corporation.

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

As of September 30, 2013, TMC completed a multi-phase surface exploration program which consisted of mapping, rock chip and soil sampling, and location of an additional 85 unpatented mining claims owned by Northern Adventures LLC, but the costs related to the acquisition of these additional mining claims was paid for by TMC, but deemed to be part of the agreement pursuant to the standard area of influence.  The initial surface work was undertaken to delineate the mineralized structures and veins that were known to exist on the Richmond and Monitor properties.  Initial work was completed related to opening the Adair adit, which was a haulage way that was driven in the 1920’s.  Access was gained back to a point approximately 3,200 feet from the portal.  Additional work will be required to be completed to gain complete access to the balance of the haulage way, which estimated from historical maps to continue for another 2,000 feet or more.  Applications have been made to the United States Forest Service to receive permits to undertake a rehabilitation of the Adair portal and to drill up to 12 surface diamond drill holes.

TMC agreed to issue 500,000 shares of its restricted common stock to AMCOR on, or before, February 5, 2014, per the joint venture option agreement's second year requirements related to the Monitor mine, but these shares were not issued until March 12, 2014.  As of August 31, 2014, only $593,274 had been expended by TMC on the Monitor-Richmond property.  The Company has carried forward the $106,726 deficiency to year two, making the required expenditure for year two to be $806,726.

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

Results of Operations

Results of operations for the nine months ended August 31, 2014, compared to the eight months ended August 31, 2013 are as follows:

Revenue

We generated no revenue from sale of metal bearing concentrate for the nine months ended August 31, 2014, or the eight months ended August 31, 2013.

We earned $40,000 in royalty revenue for the nine months ended August 31, 2014, and $30,000 for the eight months ended August 31, 2013.  The cost of revenue was $16,585 for the nine months ended August 31, 2014 in comparison with $16,812 for the eight months ended August 31, 2013.

Operating Expenses

For the nine months ended August 31, 2014, we incurred $35,806 in professional fees and $5,985 in general and administrative expenses in comparison with the eight months ended August 31, 2013 where we incurred $114,660 in professional fees and $4,870 in general and administrative expenses.  The decrease in professional fees was attributable to the previous cost associated with the acquisition of mineral assets and change of business direction  We expect operating expenses for our 2014 fiscal year to remain comparable in comparison with that for our 2013 transition period.

Net cash used in operating activities for the nine months ended August 31, 2014 was $35,551 which includes net loss of $20,829, offset by a decrease in accounts payable of $17,176, and an accrued expense of $2,454.

Net cash provided by investing activities for the nine months ended August 31, 2014 was $20,000 which includes cash provided by return of investment in mineral rights of $20,000.

Net cash provided by financing activities for the nine months ended August 31, 2014 was $16,300 which includes cash proceeds from related party notes payable of $20,000, proceeds from notes payable of $3,800, and offset by cash used in repayments of related party convertible notes payable of $7,500.

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

Our cash in the bank at August 31, 2014 was $887.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities, royalty revenue, and loans.  On August 31, 2014, we had $15,500 due for convertible notes payable, $12,500 due for related party convertible notes payable, $6,300 due for notes payable, and $20,000 due for related party notes payable.  We intend to pay these notes from private placements of equity securities and royalty revenue, but if we are unable to raise additional capital or receive further loans on an as needed basis, we will have to curtail or cease our operations.

Our recent cash burn rate in our operations over the nine months ended August 31, 2014, has been approximately $5,000 per month.  We expect that that cash burn rate to stay the same over the next quarter.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past November 2014.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital to repay loans, generate sufficient revenue, or receive further loans on an as needed basis, we will have to curtail or cease our operations.

We believe that we could experience negative operating cash flow for the foreseeable future.  At August 31, 2014, we had outstanding liabilities of $119,715 of which $54,300 was due to convertible and non-convertible notes payable.  If our outstanding non-convertible loans are not repaid before December 31, 2014 and our convertible debt is not converted to equity before December 31, 2014, and we cannot repay this debt on the maturity date, we will be required to ask for extensions from the lenders or engage in another equity offering to provide capital to repay the debt.  If the lenders do not convert their debt to equity and we cannot raise further capital through and equity offering, there is a high probability that the company would become insolvent and could potentially go out of business.

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

Subsequent Events

Notes payable

On September 4, 2014, the Company issued a promissory note to a third party business entity in the principal amount of $2,500 with interest at 5% per annum maturing on December 31, 2014.

On September 29, 2014, the Company issued a promissory note to a third party business entity in the principal amount of $15,000 with interest at 5% per annum maturing on December 31, 2014.

On October 20, 2014, the Company issued a promissory note to a third party entity in the principal amount of $3,000 with interest at 0% per annum maturing on December 31, 2015.

Notes payable - related party

On September 5, 2015, the Company issued a promissory note to Manuel Graiwer, a director of the Company, in the principal amount of $15,000 with interest at 5% per annum maturing on December 31, 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously-identified material weaknesses in internal control over financial reporting, as of November 30, 2013, described in the 2013 Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2014, our disclosure controls and procedures were not effective.

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

APD ANTIQUITIES, INC.

BY: /s/ Frank H. Blair Date: August 20, 2014
Frank H. Blair President, CEO