Form 10-K
period 2014-11-30
AMERICAN CORDILLERA MINING Corp
filed 2015-03-17
CIK 1289046

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

[   ] Yes   [X] No

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant out of 89,482,679 shares outstanding (73,684,761 shares held by non-affiliates) as of the last business day of the registrant's most recently completed second fiscal quarter ended May 31, 2014 was approximately $4,421,086 based upon $0.06 per share, the last price at which the stock was issued.  The shares of our company are currently listed on the OTC Bulletin Board.

The Registrant had 89,882,679 shares of Common Stock outstanding as of March 16, 2015.

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

Transfer Agent

Our transfer agent is Nevada Agency and Transfer Company, 50 West Liberty Street, Reno, Nevada 89501.

Current Business Operations

We are an exploration stage company whose focus is on acquiring and developing mineral properties in the states of Montana, Idaho, Washington and Oregon and more specifically, the North Moccasin Property, located in central Montana, Fergus County, in the Judith Mountain mining district, and the Bodie-Wauconda-Toroda Creek Mining District of Okanogan County, Washington.  Through our recent prior acquisitions from NAI, AMCOR owns all, right, title and interest in 63 unpatented mining claims which make up four properties; 2) has the option to acquire certain mineral leases from the state of Washington covering 4,664 acres and 27 unpatented mining claims in Okanogan County; and 3) all right, title and interest in five existing mineral leases of other mining claims. During 2014, the company did not maintain 30 claims and now only owns 33 mining claims.

Joint Venture Agreements

Transatlantic Mining Corp. (Formerly Archean Star) Agreement

On February 5, 2013, the Company entered into a definitive Option and Joint Venture Agreement with TMC (“TMC Option and Joint Venture Agreement”) pertaining to 20 unpatented claims leased by AMCOR pursuant to a Mining Lease with Northern Adventures, Inc.  On June 27, 2012, Northern Adventures, LLC originally entered into the Mining Lease with Northern Adventures, Inc., and AMCOR assumed the rights in that Mining Lease from Northern Adventures, Inc. pursuant to the Asset Purchase Agreement dated December 28, 2013.  The claims cover the Monitor-Richmond-Copper Age mines in Northern Idaho which were historic producers between 1900 and 1920.  As part of the transaction, AMCOR will received 500,000 shares of TMC common stock upon signing of the agreement.  An additional 500,000 shares of TMC common stock was received on the second and an additional 500,000 is in the process of being delivered on third anniversaries of the agreement.  TMC has paid an up-front fee of $7,500 to AMCOR and assume the obligations of the underlying lease agreement.  Pursuant to the terms and conditions of the TMC Option and Joint Venture Agreement TMC can earn up to 80% ownership interest in the property lease by expending $2,100,000 over a three year period, with a minimum expenditure of $700,000 in year one of the agreement.  AMCOR’s interest shall be a Carried Interest until such time as a Bankable Feasibility Study has been produced or a decision to mine has been made.  Pursuant to TMC Option and Joint Venture Agreement TMC is required to expend a minimum expenditure of $700,000 in year one of the agreement.  As of February 5, 2014, only $485,000 had been expended by TMC on the Monitor-Richmond property.  On March 15, 2015 the TMC Option and Joint Venture Agreement was amended.  The initial expenditure obligation of $700,000 for 2014 is deemed to be satisfied and TMC is now required to expend $700,000 as a work commitment between February 5, 2015 and February 5 2016.  To maintain the contract in good standing TMC is also required to expend $700,000 as a work commitment between February 5, 2016 to February 5, 2017.  As consideration for agreeing to the amendment to the Option and Joint Venture agreement, TMC will issue AMCOR an additional 750,000 shares of TMC common stock and pay $12,000 within twenty days after the effective date.

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

Under the terms of the Mining Lease and Assignment agreement dated February 28, 2013, Kinross will pay AMCOR production royalties as follows:  a 1% net smelter return royalty on all minerals extracted from the area covered by the 7 leases and a 2.5% net smelter return royalty on all minerals extracted from the area covered by the 27 unpatented mining claims.  The amount of royalties to be paid (both production royalties and advance royalty payments) are capped at $3 million per lease.  Kinross will also pay advance royalty payments in the aggregate amount of $1 million as follows:  $15,000 payable within 7 days of February 28, 2013, the effective date, $15,000 payable within 15 days of the effective date, $40,000 payable on February 28, 2014, $50,000 payable on February 28, 2015, and thereafter the annual advance royalty payment is to increase by 5% per year up to a maximum annual payment of $100,000.  Kinross satisfied the initial two $15,000 payments as well as the first year payment of $40,000 and the second year payment of $50,000.  The obligation to pay the advance royalty payment shall cease once an aggregate of $1 million has been paid.  Advance minimum royalty payments shall be creditable against the production royalties.  The production royalty payments for minerals produced from the state leases shall be capped at $3,000,000 for each of the seven leases, including any advanced royalty payments to be offset.  Kinross also undertakes to make such payments and undertake such other actions necessary to maintain the seven state mining leases and the unpatented claims in effect and good standing.

Bayhorse Silver Inc. Agreement

On December 4, 2013, AMCOR signed an Option and Joint Venture Agreement dated December 4, 2013 with Bayhorse Silver Inc. ("BSI") (formerly Kent Exploration, Inc.) a Canadian mineral exploration company, whereby BSI can acquire an option to earn an 80% interest in the historic Bayhorse Silver Mine ("Bayhorse") in east-central Oregon State.  This Agreement superseded the Letter Agreement executed with BSI on November 4, 2013

Under the terms of the Agreement BSI made a payment of US$20,000 on December 5, 2013.  To earn the 80% interest, BSI is required to conduct a minimum of US$100,000 per year on exploration expenditures on the property on or before each of the first two anniversaries of the Agreement, US$300,000 on or before the third anniversary of the Agreement and expend US$500,000 on or before the fourth and fifth anniversaries respectively of the Agreement.  In addition, BSI issued 500,000 shares of its common stock to AMCOR on December 16, 2013, per the agreement, and on February 12, 2014, Bayhorse Silver Inc. issued 125,000 shares of its subsidiary, Silcom Systems Inc. (Silcom), restricted common stock to the Company for no consideration.  The issuance was dividend shares from their subsidiary, Silcom, given to shareholders of Bayhorse Silver Inc.  An additional 500,000 shares of BSI shall be issued to AMCOR on the third anniversary of the Agreement and 500,000 shares on the fifth anniversary of the Agreement.  BSI will assume all the obligations of the underlying lease agreement with Northern Adventures LLC.

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

Since our exploration stage inception on March 30, 2013, through November 30, 2014, we have had nominal revenue.  From March 30, 2012, through November 30, 2014, we had an accumulated deficit of $272,784.  We do not anticipate earning revenues until such time, if ever, as we enter into commercial production of one of our mining properties.  For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.  Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our plan of operations described herein, secure additional outside capital and eventually attain profitable operations.  We anticipate that any additional funding that we require will be in the form of equity financing from the sale of our restricted common stock.

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

Under the terms of four leases to mining properties we acquired from NAI on December 28, 2012 we are required to make minimum annual advance royalty payments in the amount of $10,000 per lease or an aggregate of $40,000 by the end of June 2013 and, in addition, we are required to expend resources in the aggregate amount of $100,000 by the end of June 2013 on three of the relevant mining properties.  Two of these $10,000 payments have been made by our Joint Venture partners TMC and Kinross.  The other two payment due dates have been extended to December 31, 2015.  One of the three work requirements has been satisfied and the other two have been deferred, allowed to be accomplished at the earliest possible time, weather permitting.  The minimum annual advance royalty payments and the work requirement expenditures increase during the next five years under each of the four leases.  If we fail to make such payments or expenditures, the lessors may, under certain circumstances, terminate our leases.

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

We have an exploration stage accumulated deficit of $272,784 as of November 30, 2014, we have incurred a net loss of $51,607 for the year ended November 30, 2014 and $150,207 for the transition period ended November 30, 2013.  Net cash used in operating activities of approximately $56,853 from for the year ended November 30, 2014 and $95,913 for the transition period ended November 30, 2013.  We have had no significant source of revenue.  The future of our company is dependent upon future profitable operations from the production of gold, silver and copper and the development of our mineral properties.  Our management will need to seek additional financing in the future.  These conditions raise substantial doubt about our company’s ability to continue as a going concern.  Although there are no assurances that our plans will be realized, our management believes that we will be able to continue operations in the future.

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

All mining is regulated by the government agencies at the Federal, State and County levels of government in the United States.  Compliance with such regulation has a material effect on the economics of our operations and the timing of project development.  Our primary regulatory costs will be related to filing fees pertaining to the maintenance of 33 mining claims owned by us and the 154 claims we have leased from third parties, which were staked on Federal ground and securing all the necessary federal and state permits and licenses to explore and develop the mineral resources that may exist on the various properties leased by us.  In the event a commercial ore would be discovered and defined on one or more properties we have under lease or the location of unpatented mining claims by us, obtaining new or expanded licenses and permits from government agencies before the commencement of larger scale mining program would be very expensive and time consuming.  A comprehensive environmental impact study would be required to be undertaken on our property in order to obtain governmental approval to commence and conduct large scale mining on our property.

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

History and Previous Exploration/Development Efforts

The Golden Plum property is located in the North Moccasin Mountains, Fergus County, Montana, near Lewistown.  The property consists of 6 unpatented claims (520 acres).

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

The Box Group and McKinley-McNally Properties

The 15 unpatented mining claims located in Stevens County, Washington referred to as the Box Group were reduced to no claims in 2014.  The 15 unpatented mining claims located in Stevens County, Washington referred to as the McKinley-McNally Property, were reduced to no claims in 2014.

Obligations Under Material Contracts

We currently have five mineral properties leased from third parties and an option to acquire mineral prospecting and leases from the State of Washington, plus 27 unpatented mining claims.  Below is a summary of the financial obligations, terms and conditions of each of the five leases.

Bayhorse Mine

The date of our mining lease with Bayhorse Silver Mine LLC is June 26, 2012.  The term of the lease on the 3 patented and 21 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, mined, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start up of ore production are expected to commence within one year.  The initial consideration for the lease was a cash payment of ten thousand ($10,000) dollars.  Annual minimum advanced royalties will be due the Lessor on the following basis.  We are required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  The first anniversary royalty payment was deferred until December 31, 2015, or payable within ten business days after AMCOR secures funding in excess of $500,000.  In July 2014, the second anniversary royalty payment was deferred until December 31, 2014, then it was further deferred on December 30, 2014 until December 31, 2015, or payable within ten business days after AMCOR secures funding in excess of $500,000.

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

On December 24, 2013 and December 27, 2013 BSI paid the Company two payments of $10,000 each, or $20,000 in aggregate, which were recorded as return of investment in mineral rights.

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

Vienna Mine

The date of our mining lease with Martin Clemets is June 26, 2012.  The term of the lease on 18 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start up of ore production are expected to commence within one year.  The initial consideration for the lease was a cash payment of five thousand ($5,000) dollars.  Annual minimum advanced royalties will be due the Lessor on the following basis. We are required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  The first anniversary royalty payment was deferred until December 31, 2015, or payable within ten business days after AMCOR secures funding in excess of $500,000.  In July 2014, the second anniversary royalty payment was deferred until December 31, 2014, then further to December 31, 2015, or payable within ten business days after AMCOR secures funding in excess of $500,000.

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

On February 8, 2013 TMC paid the Company an up-front fee of $7,500, which was recorded as a return of investment in mineral rights.  On February 23, 2013, TMC issued the Company 500,000 shares of TMC common stock (Stock Symbol: TCO.V), which was valued at CAD60,000 based on CAD0.12 per share (CAD1 approximates $1) and recorded as a return of investment in mineral rights.  TMC agreed to issue an additional 500,000 shares of its restricted common stock to the Company on, or before, February 5, 2014, per the joint venture option agreement's second year requirements related to the Monitor mine.  On March 12, 2014, TMC issued the Company an additional 500,000 shares of TMC common stock pursuant to the joint venture agreement.  The Company valued these marketable securities at CAD65,000 based on CAD0.13 per share on the date of issuance (CAD1 approximates $1) credited the same amount to the mineral rights as, a return of investment in mineral rights, upon receipt of the same on March 12, 2014, then marked to market on a quarterly basis and recorded the change in fair value of the marketable securities as unrealized gain (loss) of the marketable securities in other comprehensive income (loss).  As of February 5, 2015. another 500,000 TMC shares was due AMCOR.  These shares are in the process of being delivered to AMCOR.

The year one payment of annual advance minimum royalty of $10,000 and work requirements have been satisfied by Transatlantic Mining Corp, the Company’s joint venture partner on the project.

The year two payment of annual advance minimum royalty of $20,000 was satisfied by Transatlantic Mining Corp. in March, the Company’s joint venture partner on the project.

Pursuant to TMC Option and Joint Venture Agreement TMC is required to expend a minimum expenditure of $700,000 in year one of the agreement.  As of February 5, 2014, only $485,000 had been expended by TMC on the Monitor-Richmond property. The Company has deferred until December 31, 2015 the year three advanced minimum royalty payment from TMC, or payable within ten business days after AMCOR secures funding in excess of $500,000.  The Joint Venture Agreement was renegotiated on March 12, 2015, whereby: 1) the minimum year one $700,000 work requirement was deemed satisfied, 2) TMC is obligated to expend a minimum of $700,000 on the property between February 5, 2015 and February 5, 2016, and 3) TMC is obligated to expend a minimum of $700,000 on the property between February 5, 2016 and February 5, 2017.  As consideration for executing the amendment to the Option and Joint Venture agreement, TMC will issue AMCOR an additional 750,000 shares of TMC common stock and pay $12,000 within twenty days after the effective date.

Quartz Creek

The date of our mining lease with Northern Adventures, LLC is June 26, 2012. The term of the lease on 37 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start up of ore production are expected to commence within one year.  The initial consideration for the lease was a cash payment of twenty five thousand ($25,000) dollars. Annual minimum advanced royalties will be due the Lessor on the following basis.  We are required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  The first anniversary royalty payment was deferred until December 31, 2015, or payable within ten business days after AMCOR secures funding in excess of $500,000.  In July 2014, the second anniversary royalty payment was deferred until December 31, 2014, and further until December 31, 2015,

There is a work requirement of twenty thousand ($20,000) during the first, second and third year of the lease for the benefit of the property and this amount increases to one hundred thousand ($100,000) dollars per year each year thereafter.  The first year's work requirement has been deferred, allowed to be accomplished at the earliest possible time, weather permitting.  The lease calls for a sliding scale royalty payment to the property owner based on the Net Smelter Return (“NSR”).  The below is a schedule of the royalty payments due in the event the property is placed into production at some future date, of which there is no assurance.

Value Per Ton	NSR
$200/per ton or less	2%
More than $201/ton up to $300/ton	3%
More than $301/ton up to $400/ton	4%
More than $401/oz up to $1000/ton	5%
More than $1001/per	6.5%

Trout Creek

The date of our mining lease with Northern Adventures LLC is June 26, 2012.  The term of the lease on 58 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start up of ore production are expected to commence within one year.  The initial consideration for the lease was a cash payment of twenty five thousand ($25,000) dollars.  Annual minimum advanced royalties will be due the Lessor on the following basis.  We are required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  The first anniversary royalty payment was deferred until December 31, 2015, or payable within ten business days after AMCOR secures funding in excess of $500,000.  In July 2014, the second anniversary royalty payment was deferred until December 31, 2014, and further until December 31, 2015,

There is a work requirement of fifty thousand ($50,000) during the first, second and third year of the lease for the benefit of the property and this amount increases to one hundred thousand ($100,000) dollars per year each year thereafter.  The first year's work requirement has been deferred, allowed to be accomplished at the earliest possible time, weather permitting.  The lease calls for a sliding scale royalty payment to the property owner based on the Net Smelter Return (“NSR”).  The below is a schedule of the royalty payments due in the event the property is placed into production at some future date, of which there is no assurance.

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

On March 3, 2014 Kinross Gold USA, Inc. paid the Company $40,000 year two annual advance minimum royalty payment which was recorded as royalty revenue upon receipt of the payment of cash.

On March 2, 2015 Kinross Gold USA, Inc. paid the Company $50,000 year three annual advance minimum royalty payment which was recorded as royalty revenue upon receipt of the payment of cash.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any legal proceedings and there are no material pending legal proceedings of which we are aware.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Although AMCOR’s shares of Common Stock are currently eligible for quotation on the OTC Bulletin Board and the Pink Sheets there is no public market for our common stock.  Our common stock, par value $0.001, has never been traded on the OTC bulletin board, any national exchange or other formal public exchange quotation medium.  There is no trading market for our common stock at present and there has been no trading market to date.

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

Recent Sales of Unregistered Securities; Use of Proceeds From Unregistered Securities

Between February 11, 2013 and August 21, 2013, we issued an aggregate of 840,000 shares of common stock at $0.05 per share for gross proceeds of $37,000 to four investors.  In that private placement we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  We believed that Section 4(2) was available because the offer and sale involved a sophisticated investor with full disclosure and did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.  Proceeds were used for normal business activity.

On August 30, 2013 and September 20, 2013, we issued an aggregate of 300,000 shares of common stock at $0.06 per share for gross proceeds of $18,000 to two investors.  In that private placement we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  We believed that Section 4(2) was available because the offer and sale involved a sophisticated investor with full disclosure and did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.  Proceeds were used for normal business activity.

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

Since we changed business directions into a mining company, our exploration stage inception on March 30, 2012 to November 30, 2014, we have generated minimal revenue from our mining exploration business during out exploration stage, while incurring a net loss of approximately $272,784.  Because we were unable to develop our Asian art and antiquities business into a financially viable business, the Board of Directors decided to redirect our business and to acquire mineral properties, leases on mineral properties and mining claims from Northern Adventures, Inc., a private Nevada corporation.

On December 28, 2012, AMCOR, AMCOR Exploration, Inc. a wholly owned subsidiary of American Cordillera Mining Corporation, Northern Adventures, LLC, and Northern Adventures, Inc. entered into an Asset Purchase Agreement to assign all right, title, and interest of specific NAI owned assets to AMCOR Exploration, with NAI shareholders, on a post acquisition basis, will hold a controlling 80.5% interest in American Cordillera Mining Corporation  The Asset Purchase Agreement was executed on December 28, 2012 by issuing restricted common stock as consideration to Northern Adventures, Inc. and the exchange of certain promissory notes from Northern Adventures LLC detailed in the Asset Purchase Agreement.  Under the terms of the Asset Purchase Agreement, AMCOR exchanged loans receivable due from NALLC in the amount of $382,500, including additional accrued interest of $30,564, and issued NAI 71,500,000 shares of restricted common stock as a total consideration for the assets acquired.  With the issuance of the 71,500,000 shares to NAI for transferring to its shareholders as a dividend, they own the controlling interest in AMCOR.

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

At December 28, 2012 a total of $41,078 of interest had accrued on convertible promissory notes payable unrelated to NALLC with an aggregate principal amount of $486,000.  All of these convertible promissory notes and the accrued interest on each note were converted to shares of restricted common stock at $.05 per share, as of December 28, 2012.

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

We will focus our future business on evolving into a growth-orientated, newly reorganized, early stage, and independent mineral and precious metal exploration company engaged in the acquisition, exploration, exploitation and development of mineral and precious metal properties; focusing our activities in the western United States.  Through the recent acquisitions from NAI, AMCOR owns all, right, title and interest in 33 unpatented mining claims which make up four properties; 2) has the option to acquire certain mineral leases from the state of Washington covering 4,664 acres and 27 unpatented mining claims in Okanogan County; and 3) all right, title and interest in five existing mineral leases.

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

Bayhorse Mine

The date of our mining lease with Bayhorse Silver Mine LLC is June 26, 2012.  The term of the lease on the 3 patented and 21 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, mined, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start up of ore production are expected to commence within one year.  The initial consideration for the lease was a cash payment of ten thousand ($10,000) dollars.  Annual minimum advanced royalties will be due the Lessor on the following basis.  We are required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  The first anniversary royalty payment was deferred until December 31, 2015, or payable within ten business days after AMCOR secures funding in excess of $500,000.  In July 2014, the second anniversary royalty payment was deferred until December 31, 2014, then it was further deferred on December 30, 2014 until December 31, 2015, or payable within ten business days after AMCOR secures funding in excess of $500,000.

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

Transatlantic Mining Corp. (formerly Archean Star) Agreement

On February 5, 2013, we entered into a definitive Option and Joint Venture Agreement with Transatlantic Mining Corp. ("TMC") pertaining to 20 unpatented claims leased by AMCOR pursuant to a Mining Lease with Northern Adventures, LLC.  On June 27, 2012, Northern Adventures, LLC originally entered into the Mining Lease with Northern Adventures, Inc., and AMCOR assumed the rights in that Mining Lease from Northern Adventures, Inc. pursuant to the Asset Purchase Agreement dated December 28, 2013.  As part of the transaction, AMCOR received 500,000 shares of TMC common stock and was to receive an additional 500,000 shares of TMC common stock on the second and third anniversaries of the agreement, subject to TMC going forward with the agreement after year one.  (See Note 6)  TMC will assume the obligations of the underlying lease agreement and paid an up-front fee of $7,500 to AMCOR in addition to $5,000 already received by AMCOR indirectly from TMC.  Under the terms of the agreement TMC can earn up to 80% ownership interest in the property lease by expending $2,100,000 over a three year period, with a minimum expenditure of $700,000 in year one of the agreement.  AMCOR’s interest shall be a Carried Interest until such time as a Bankable Feasibility Study has been produced or a Decision to Mine has been made.  A Carried Interest means that AMCOR is not required to contribute any capital or pay any costs related to exploration or development of the property until such time as the joint venture is formed.  A Bankable Feasibility Study is an independently audited document that analyses all technical and financial risks before the construction of mine including: capital costs, grades, permits, taxation, cash flow, strip ratio, politics, water, power, labor, revenues, royalties, metallurgy, milling and transport.  As of November 30, 2013, TMC has expended approximately $485,000 on the project.  TMC agreed to issue an additional 500,000 shares of its restricted common stock to AMCOR on, or before, February 5, 2014, per the joint venture option agreement's second year requirements related to the Monitor mine.  On March 12, 2014, TMC issued the Company an additional 500,000 shares of TMC common stock pursuant to the joint venture agreement.  The Company valued these marketable securities at CAD65,000 based on CAD0.13 per share on the date of issuance (CAD1 approximates $1) credited the same amount to the mineral rights as, a return of investment in mineral rights, upon receipt of the same on March 12, 2014, then marked to market on a quarterly basis and recorded the change in fair value of the marketable securities as unrealized gain (loss) of the marketable securities in other comprehensive income (loss).  As of February 5, 2015. another 500,000 TMC shares was due AMCOR.  These shares are in the process of being delivered to AMCOR, but they need approval of the exchange.

As of September 30, 2014, TMC completed a multi-phase surface exploration program which consisted of mapping, rock chip and soil sampling, and location of an additional 85 unpatented mining claims owned by Northern Adventures LLC, but the costs related to the acquisition of these additional mining claims was paid for by TMC, but deemed to be part of the agreement pursuant to the standard area of influence.  The initial surface work was undertaken to delineate the mineralized structures and veins that were known to exist on the Richmond and Monitor properties.  Initial work was completed related to opening the Adair adit, which was a haulage way that was driven in the 1920’s.  Access was gained back to a point approximately 3,200 feet from the portal.  Additional work will be required to be completed to gain complete access to the balance of the haulage way, which estimated from historical maps to continue for another 2,000 feet or more.  Applications have been made to the United States Forest Service to receive permits to undertake a rehabilitation of the Adair portal and to drill up to 12 surface diamond drill holes.

Pursuant to TMC Option and Joint Venture Agreement TMC is required to expend a minimum expenditure of $700,000 in year one of the agreement.  As of November 30, 2014, only $593,274 had been expended by TMC on the Monitor-Richmond property.  The Company has deferred until December 31, 2015 the year three advanced minimum royalty payment from TMC, or payable within ten business days after AMCOR secures funding in excess of $500,000.  The Option and Joint Venture Agreement was renegotiated on March 15, 2015, whereby: 1) the minimum year one $700,000 work requirement was deemed satisfied, 2) TMC is obligated to expend a minimum of $700,000 on the property between February 5, 2015 and February 5, 2016, and 3) TMC is obligated to expend a minimum of $700,000 on the property between February 5, 2016 and February 5, 2017.  As a consideration for agreeing to the amendment to the Option and Joint Venture agreement, TMC will issue AMCOR an additional 750,000 shares of TMC common stock and pay $12,000 within twenty days after the effective date.

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

Results of Operations

Since AMCOR entered exploration stage on March 30, 2012 (inception), it has earned minimal revenue and has incurred a deficit accumulated during the exploration stage of $272,784 through November 30, 2014.  Results of operations for the transition period ended November 30, 2013, compared to the period from March 30, 2012 to December 31, 2012 are as follows:

Revenue

We generated no revenue from sale of metal bearing concentrate for the transition period ended November 30, 2014 or for the period from March 30, 212 (inception) through November 30, 2014.

We earned $40,000 in royalty revenue for the year ended November 30, 2014, and $30,000 in royalty revenue for the transition period ended November 30, 2013.  The cost of revenue was $33,945 for the year ended November 30, 2014 in comparison with $38,485 for the transition period ended November 30, 2013.  The increase in royalty revenue is attributed to our two mineral lease joint venture agreements entered into.

Operating Expenses

For the year ended November 30, 2014, we incurred $49,697 in professional fees and $4,527 in general and administrative expenses in comparison with the transition period ended November 30, 2014, where we incurred $134,049 in professional fees and $6,374 in general and administrative expenses.  The decrease in professional fees and general and administrative expenses was attributable to the cost associated with SEC reporting.  We expect operating expenses for our 2015 fiscal year to remain comparable in comparison with that for our 2014 fiscal year.

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

Net cash used in operating activities for the year ended November 30, 2014 was $56,853 which includes net loss of $51,607, offset by decrease in prepaid expenses of $2,700 and decreases in accounts payable of $5,984 and accrued expense of $3,438.

Net cash provided by investing activities for the year ended November 30, 2014 was $20,000 which includes cash provided by return of investment in mineral rights of $20,000.

Net cash provided by financing activities for the year ended November 30, 2014 was $36,800 which includes cash proceeds from notes payable and convertible notes payable of $44,300 offset by cash used in repayments of convertible notes payable of $7,500.

Our cash in the bank at November 30, 2014 was $85.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities, royalty revenue, and loans.  On November 30, 2014, we had $15,500 due for convertible notes payable, $12,500 due for related party convertible notes payable, $20,000 due for related party notes payable, and $26,800 due for notes payable.  We intend to pay these notes from private placements of equity securities and royalty revenue, but if we are unable to raise additional capital or receive further loans on an as needed basis, we will have to curtail or cease our operations.  All outstanding loans have had their maturity date extended to December 31, 2015.

Our recent cash burn rate in our operations over the year ended November 30, 2014, has been approximately $4,000 per month.  We expect that that cash burn rate to remain constant over the next quarter.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past April 2015.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital to repay loans, generate sufficient revenue, or receive further loans on an as needed basis, we will have to curtail or cease our operations.

We believe that we could experience negative operating cash flow for the foreseeable future.  At November 30, 2014, we had outstanding liabilities of $152,391 of which $74,800 was due to convertible and non-convertible notes payable.  If our outstanding non-convertible loans are not repaid before December 31, 2015 and our convertible debt is not converted to equity before December 31, 2015, and we cannot repay this debt on the maturity date, we will be required to ask for extensions from the lenders or engage in another equity offering to provide capital to repay the debt.  If the lenders do not convert their debt to equity and we cannot raise further capital through and equity offering, there is a high probability that the company would become insolvent and could potentially go out of business.

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

Going Concern

Our independent auditors have included an explanatory paragraph in their report on the audits of our consolidated financial statements for the year ended November 30, 2014 and for the transition period ended November 30, 2013, which express substantial doubt about our ability to continue as a going concern.  As discussed in Note 3 to the consolidated financial statements included in this 10-K, we have suffered recurring losses from operations since inception and have a deficit accumulated during the exploration stage that raises substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies and Estimates

Please see Note 2 of the financial statements.

Subsequent Events

Royalty Obligations and Work Requirement with Mining Leases of Bayhorse, Vienna, Quartz Creek, and Trout Creek:

The four leases including the Bayhorse, Vienna, Quartz Creek, and Trout Creek required first anniversary payments by the Company of $10,000 each and second anniversary payment by the Company of $20,000 each, but no payments have been made except for the Bayhorse payment that was assumed by BSI.  The first anniversary royalty payment was deferred until December 31, 2015 or payable within ten business days after the Company secures funding in excess of $500,000.  The second anniversary royalty payments due on the Vienna, Quartz Creek, and Trout Creek were deferred until December 31, 2015 or payable within ten business days after the Company secures funding in excess of $500,000.  The second anniversary payment for the Bayhorse property was assumed by and paid by BSI.  The first and second year work requirement for the Vienna, Quartz Creek, and Trout Creek leases have also been deferred, allowed to be accomplished at the earliest possible time, weather permitting.  The first and second year work requirement for the Bayhorse lease has been fulfilled by BSI.

Pursuant to the TMC Option and Joint Venture Agreement, TMC is required to expend a minimum expenditure of $700,000 in year one of the agreement.  As of November 30, 2014, only $593,274 had been expended by TMC on the Monitor-Richmond property.  The Company has deferred until December 31, 2015 the year three advanced minimum royalty payment from TMC, or payable within ten business days after AMCOR secures funding in excess of $500,000.  The Joint Venture Agreement was renegotiated on March 12, 2015, whereby: 1) the minimum year one $700,000 work requirement was deemed satisfied, 2) TMC is obligated to expend a minimum of $700,000 on the property between February 5, 2015 and February 5, 2016, and 3) TMC is obligated to expend a minimum of $700,000 on the property between February 5, 2016 and February 5, 2017.  As of February 5, 2015. another 500,000 TMC shares was due AMCOR.  These shares are in the process of being delivered to AMCOR, but they need approval of the exchange.  As consideration for the amendment to the Option and Joint Venture agreement, TMC will issue AMCOR an additional 750,000 shares of TMC common stock and pay $12,000 within twenty days after the effective date.

Kinross Gold USA, Inc. paid $50,000 to the Company on March 2, 2015, to keep its lease on the Company’s Washington State Mineral Prospecting Leases current for an additional year pursuant the assignment of interest agreement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

American Cordillera Mining Corporation

We have audited the accompanying consolidated balance sheets of American Cordillera Mining Corporation (the “Company”) as of November 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at November 30, 2014, a net loss and net cash used in operating activities for the period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

March 17, 2015

American Cordillera Mining Corporation
Consolidated Balance Sheets

	November 30, 2014	November 30, 2013

ASSETS
CURRENT ASSETS
Cash	$85	$138
Marketable securities	148,980	40,000
Prepaid expense	2,700	-

Total current assets	151,765	40,138

Mineral rights	287,064	422,064

TOTAL ASSETS	$438,829	$462,202

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$72,854	$78,838
Accrued expenses	4,737	1,299
Convertible notes payable	15,500	15,500
Convertible note payable - related party	12,500	20,000
Notes payable	26,800	2,500
Note payable - related party	20,000	-

Total current liabilities	152,391	118,137

Total liabilities	152,391	118,137

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock par value $0.001: 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 200,000,000 shares authorized; 89,882,679 shares issued and outstanding	89,883	89,883
Additional paid-in capital	495,359	495,359
Accumulated deficit	(272,784)	(221,177)
Accumulated other comphrensive income (loss)
Foreign currency translation gain (loss)	(21,020)	-
Unrealized gain (loss) on marketable securities	(5,000)	(20,000)

Total Stockholders' Equity	286,438	344,065

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$438,829	$462,202

See accompanying notes to the consolidated financial statements.

American Cordillera Mining Corporation
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For Year	For the Transition Period
	Ended	Ended
	November 30, 2014	November 30, 2013
Revenue
Sales	$-	$-
Royalty revenue	40,000	30,000

Total revenue	40,000	30,000

Cost of revenue
Cost of sales	33,945	38,485
Royalty expense	-	-

Total cost of revenue	33,945	38,485

Gross margin	6,055	(8,485)

Operating expenses
Professional fees	49,697	134,049
General and administrative expenses	4,527	6,374

Total operating expenses	54,224	140,423

Loss from operations	(48,169)	(148,908)

Other (income) expenses
Interest expense	2,695	790
Interest expense - related party	743	509

Other (income) expenses, net	3,438	1,299

Loss before income tax provision	(51,607)	(150,207)

Income tax provision	-	-

Net loss	(51,607)	(150,207)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(21,020)	-
Change in unrealized gain (loss) of marketable securities	15,000	(20,000)

Comprehensive income (loss)	$(57,627)	$(170,207)

Net loss per common share
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and diluted	89,882,679	89,179,829

See accompanying notes to the consolidated financial statements.

American Cordillera Mining Corporation
Consolidated Statement of Stockholders' Equity
For the fiscal year ended November 30, 2014

	Common Stock Par Value				Other Comprehensive
	$0.001				Income (Loss)		Total
	Number		Additional	Accumulated	Foreign Currency	Unrealized Gain (Loss)	Stockholders'
	of Shares	Amount	Paid-in Capital	Deficit	Translation Gain (Loss)	of Marketable Securities	Equity

Balance, December 31, 2012	88,742,679	$88,743	$436,499	$(70,970)	$-	$-	$454,272

Shares issued for cash	1,140,000	1,140	58,860				60,000

Comprehensive income (loss)
Net loss				(150,207)			(150,207)
Other comprehensive income (loss)					-		-
Unrealized gain (loss) of marketable securities						(20,000)	(20,000)

Total comprehensive income (loss)				(150,207)	-	(20,000)	(170,207)

Balance, November 30, 2013	89,882,679	89,883	495,359	(221,177)	-	(20,000)	344,065

Comprehensive income (loss)
Net loss				(51,607)			(51,607)
Other comprehensive income (loss)
Unrealized gain (loss) of marketable securities					(21,020)		(21,020)
Unrealized gain (loss) of marketable securities						15,000	15,000

Total comprehensive income (loss)				(51,607)	(21,020)	15,000	(57,627)

Balance, November 30, 2014	89,882,679	$89,883	$495,359	$(272,784)	$(21,020)	$(5,000)	$286,438

See accompanying notes to the consolidated financial statements.

American Cordillera Mining Corporation
Consolidated Statements of Cash Flows

	For Year	For the Transition Period
	Ended	Ended
	November 30, 2014	November 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(51,607)	$(150,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(2,700)	4,382
Accounts payable	(5,984)	48,613
Accrued expenses	3,438	1,299

Net cash used in operating activities	(56,853)	(95,913)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral rights	-	(10,000)
Return of investment in mineral rights	20,000	12,500

Net cash provided by (used in) investing activities	20,000	2,500

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	-	8,500
Repayments of convertible notes payable	-	(3,000)
Proceeds from convertible notes payable - related party	-	20,000
Repayments of convertible notes payable - related party	(7,500)	-
Proceeds from notes payable	24,300	2,500
Repayments of notes payable	-	(4,500)
Proceeds from notes payable - related party	20,000	-
Proceeds from sale of common stock	-	60,000

Net cash provided by financing activities	36,800	83,500

NET CHANGE IN CASH	(53)	(9,913)

CASH, BEGINNING OF REPORTING PERIOD	138	10,051

CASH, END OF REPORTING PERIOD	$85	$138

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-

Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITES
Securities received as a return of investment in mineral rights	$50,000	$-

See accompanying notes to the consolidated financial statements.

American Cordillera Mining Corporation

Notes to the Financial Statements

November 30, 2014 and November 30, 2013

Note 1 - Organization and Operations

GCJ, Inc. (formerly Chad Guidry, Inc.)

GCJ, Inc. ("GCJ") (formerly Chad Guidry, Inc.) was incorporated under the laws of the State of Nevada on March 30, 2004 as a blank check company.  GCJ, Inc. was inactive prior to merging with and into APD Antiquities, Inc.

American Cordillera Mining Corporation (formally APD Antiquities, Inc.) and Plan of Merger

APD Antiquities, Inc. (“APD”) was incorporated under the laws of the State of Nevada on July 23, 1996.  On December 27, 2004, APD and GCJ, Inc. entered into to an Acquisition Agreement and Plan of Merger, whereby APD acquired all of the outstanding shares of common stock of GCJ from its sole stockholder in exchange for $3,600 and GCJ was merged with and into APD with APD as the surviving company. Pursuant to Rule 12g-3(g) of the General Rules and Regulations of the Securities and Exchange Commission, APD is the successor issuer to GCJ for reporting purposes under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The purpose of this transaction was for APD to succeed the registration status of GCJ under the Exchange Act pursuant to Rule 12g-3.APD Antiquities, Inc. was engaged in acquiring, importing, marketing, and selling valuable antiquity and art items of Asian origin.

Effective on October 17, 2011, upon written consent of the majority of the Company’s Board of Directors, dated October 14, 2011, the majority shareholders of the Company, adopted and implemented a name change from APD Antiquities, Inc. to American Cordillera Mining Corporation (“AMCOR” or “the Company”) to reflect its intended acquisition of Northern Adventures, Inc., effective upon the filing of the Certificate of Amendment to the Articles of Incorporation with the Secretary of the State of Nevada on December 12, 2012.

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

The Company’s convertible notes payable and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at November 30, 2014 and 2013.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the FASB Accounting Standards Codification for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17 an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20 if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Pursuant to ASC Paragraph 360-10-35-21 the Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5 an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses.

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

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Pursuant to ASC Section 718-10-20 an employee is an individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. Internal Revenue Service (“IRS”) Revenue Ruling 87-41. A non-employee director does not satisfy this definition of employee. Nevertheless, non-employee directors acting in their role as members of a board of directors are treated as employees if those directors were elected by the employer’s shareholders or appointed to a board position that will be filled by shareholder election when the existing term expires. However, that requirement applies only to awards granted to non-employee directors for their services as directors. Awards granted to non-employee directors for other services shall be accounted for as awards to non-employees.

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

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.

The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.

The expected volatility of the price of the underlying share for the expected term of the option.  Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement.  Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.  The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.

The expected dividends on the underlying share for the expected term of the option.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.

The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

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

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

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

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11 share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty's performance is complete. If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.

The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.

The expected volatility of the price of the underlying share for the expected term of the option.  Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement.  Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.  The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.

The expected dividends on the underlying share for the expected term of the option.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.

The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC paragraph 505-50-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

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

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options or warrants

	For the Reporting Period Ended November 30 , 2014	For the Reporting Period Ended November 30, 2013

Convertible Notes Shares

Potential outstanding dilutive common shares from the conversion of the principal amount of convertible notes payable convertible to common shares at $0.05 per share	310,000	310,000

Potential outstanding dilutive common shares from the conversion of the accrued interest of convertible notes payable convertible to common shares at $0.05 per share	37,198	17,197

Sub-total	347,198	327,197

Convertible Note - Related Party Shares

Potential outstanding dilutive related party common shares from the conversion of the principal amount of convertible notes payable convertible to common shares at $0.05 per share	250,000	250,000

Potential outstanding dilutive related party common shares from the conversion of the accrued interest of convertible notes payable convertible to common shares at $0.05 per share	26,128	15,069

Sub-total	276,128	265,069

Total contingent shares issuance arrangement, stock options or warrants	623,326	592,266

There were approximate 52,227 and 0 potentially outstanding dilutive common shares under Treasury Stock Method at the reporting period ended November 30, 2014 and 2013, respectively, which were excluded from the diluted earnings per share calculation as they were anti-dilutive.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at November 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

		Fair Value Measurement Using Level 1 Inputs
	Original cost	Impairment – Other Than Temporary		Other Comprehensive Income (Loss) - Foreign Currency Translation Gain (Loss)	Other Comprehensive Income (Loss) - Change in Unrealized Gain (Loss)	Fair Value

Balance, December 31, 2012	-		(-)	-	(-)	-

Purchases, issuances and settlements	60,000					60,000

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary			-			-

Other comprehensive income (loss): Foreign currency translation gain (loss)				(-)	-	(-)

Other comprehensive income (loss): Changes in unrealized gain (loss)				-	(20,000)	(20,000)

Balance, November 30, 2013	60,000		(-)	-	(20,000)	40,000

Purchases, issuances and settlements	115,000					115,000

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary			-			-

Other comprehensive income (loss): Foreign currency translation gain (loss)				(21,020)	-	(21,020)

Other comprehensive income (loss): Changes in unrealized gain (loss)				-	15,000	15,000

Balance, November 30, 2014	$175,000	$	(-)	$(21,020)	$(5,000)	$148,980

Note 5 – Mineral Rights Acquisition

Pursuant to the Asset Purchase Agreement consummated on December 28, 2012, the Company acquired certain mineral properties and interests made up of the following nine projects which will be owned outright or controlled by the Company pursuant to mineral lease agreements or options to acquire leases: 1) an agreement to explore and acquire the Bayhorse silver mine consisting of 3 patented and 10 unpatented claims located in Baker County, Oregon; 2) a lease agreement pertaining to 37 unpatented mining claims located on Quartz Creek, in Mineral County, Montana; 3) a lease agreement pertaining to 58 unpatented mining claims located Trout Creek, in Mineral County, Montana; 4) a lease agreement pertaining to 18 unpatented mining claims referred to as the Vienna prospect locate in Shoshone County, Idaho; 5) a lease agreement pertaining to the Monitor-Richmond and Copper Age mines consisting of a total of 105 unpatented mining claims (20 original claims and Transatlantic Mining Corp. [formerly Archean Star], our joint venture partner for this lease, has paid for an additional 85 claims that are in our area of influence covered by the agreements) located in Shoshone County, Idaho; 6) ten state leases were acquired by the company and seven of the ten leases were assign to Kinross Gold USA, Inc. (“Kinross”) pursuant to an agreement between the Company and Kinross and three leases have been retained by the company and are currently in good standing.; and 7) directly owned all right, title, and claim to 26 unpatented claims commonly known as the North Moccasin Project or Plum Claims located in Fergus County, Montana.

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

On April 9, 2013 the Company paid $10,000 to acquire additional rights from Hydro Imaging, Inc.

The key terms and conditions of the five mineral property leases are as follows:

Bayhorse Mine:

The date of the Company’s mining lease with Bayhorse Silver Mine LLC is June 26, 2012. The term of the lease on the three patented and ten unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, mined, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start-up of ore production are expected to commence within one year.  The initial consideration for the lease was a cash payment of ten thousand ($10,000) dollars.  Annual minimum advanced royalties will be due the Lessor on the following basis.  The Company is required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  In July 2013, the first anniversary royalty payment was deferred until December 31, 2013, or payable within ten business days after AMCOR secures funding in excess of $500,000.  It was subsequently deferred to December 31, 2015.  In July 2013, the second anniversary royalty payment was deferred until December 31, 2014, then it was further deferred on December 30, 2014 until December 31, 2015, or payable within ten business days after AMCOR secures funding in excess of $500,000.  There are also work requirements for each year and the lease calls for a variable net smelter royalty in the future.  The first and second year work requirements have been fulfilled.

Option and Joint Venture Agreement with Bayhorse Silver Inc.

On December 4, 2013, AMCOR signed an Option and Joint Venture Agreement (the "BSI Option and Joint Venture Agreement") with Bayhorse Silver Inc. (formerly Kent Exploration, Inc.) (“BSI”), a Canadian mineral exploration company, whereby BSI can acquire an Option (the "Option") to earn an 80% interest in the Bayhorse Silver Mine ("Bayhorse") in east-central Oregon State.  The terms of the Agreement called for a payment of $20,000 from BSI to the Company upon execution of the Agreement.  To earn the 80% interest BSI is required to conduct a minimum of $100,000 per year on exploration expenditures on the property on, or before, each of the first two anniversaries of the Agreement, $300,000 on or before the third anniversary of the Agreement and expend $500,000 on or before the fourth and fifth anniversaries of the Agreement. As part of the transaction, AMCOR received 500,000 shares of BSI common stock upon signing of the agreement and an additional 500,000 shares of BSI common stock on the third and fifth anniversaries of the agreement, subject to BSI going forward with the agreement after year one.  BSI assumes all of the obligations of the underlying lease agreement with Northern Adventures, Inc.

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

Vienna Mine:

The date of the Company’s mining lease with Martin Clemets is June 26, 2012. The term of the lease on 18 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start-up of ore production are expected to commence within one year. The initial consideration for the lease was a cash payment of five thousand ($5,000) dollars.  Annual minimum advanced royalties will be due the Lessor on the following basis.  The Company is required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  In July 2013, the first anniversary royalty payment was deferred until December 31, 2013, or payable within ten business days after AMCOR secures funding in excess of $500,000.  It was subsequently extended to December 31, 2015.  In July 2013, the second anniversary royalty payment was deferred until December 31, 2014, then further to December 31, 2015, or payable within ten business days after AMCOR secures funding in excess of $500,000.  There are also work requirements for each year and the lease calls for a variable net smelter royalty in the future.  The first and second year work requirement has been deferred, allowed to be accomplished at the earliest possible time, weather permitting.

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

Pursuant to TMC Option and Joint Venture Agreement TMC is required to expend a minimum expenditure of $700,000 in year one of the agreement.  As of February 5, 2014, only $485,000 had been expended by TMC on the Monitor-Richmond property. The Company has deferred until December 31, 2015 the year three advanced minimum royalty payment from TMC, or payable within ten business days after AMCOR secures funding in excess of $500,000.  The Joint Venture Agreement was renegotiated on March 12, 2015, whereby: 1) the minimum year one $700,000 work requirement was deemed satisfied, 2) TMC is obligated to expend a minimum of $700,000 on the property between February 5, 2015 and February 5, 2016, and 3) TMC is obligated to expend a minimum of $700,000 on the property between February 5, 2016 and February 5, 2017.

On March 12, 2014, TMC issued the Company an additional 500,000 shares of TMC common stock pursuant to the joint venture agreement.  The Company valued these marketable securities at CAD65,000 based on CAD0.13 per share on the date of issuance (CAD1 approximates $1) credited the same amount to the mineral rights as, a return of investment in mineral rights, upon receipt of the same on March 12, 2014, then marked to market on a quarterly basis and recorded the change in fair value of the marketable securities as unrealized gain (loss) of the marketable securities in other comprehensive income (loss).  As of February 5, 2015 another 500,000 TMC shares was due AMCOR.  These shares are in the process of being delivered to AMCOR, but they need approval of the exchange.

Quartz Creek:

The date of the Company’s mining lease with Northern Adventures, Inc. is June 26, 2012. The term of the lease on 37 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start-up of ore production are expected to commence within one year.  The initial consideration for the lease was a cash payment of twenty five thousand ($25,000) dollars. Annual minimum advanced royalties will be due the Lessor on the following basis.  The Company is required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  In July 2013, the first anniversary royalty payment was deferred until December 31, 2013, or payable within ten business days after AMCOR secures funding in excess of $500,000.  It was subsequently extended to December 31, 2015. In July 2013, the second anniversary royalty payment was deferred until December 31, 2014, and further until December 31, 2015, or payable within ten business days after AMCOR secures funding in excess of $500,000.  There are also work requirements for each year and the lease calls for a variable net smelter royalty in the future.  The first and second year work requirement has been deferred, allowed to be accomplished at the earliest possible time, weather permitting.

Trout Creek:

The date of the Company’s mining lease with Northern Adventures LLC is June 26, 2012. The term of the lease on 58 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start-up of ore production are expected to commence within one year.  The initial consideration for the lease was a cash payment of twenty five thousand ($25,000) dollars. Annual minimum advanced royalties will be due the Lessor on the following basis.  The Company is required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  In July 2013, the first anniversary royalty payment was deferred until December 31, 2013, or payable within ten business days after AMCOR secures funding in excess of $500,000.  It was subsequently extended to December 31, 2015.  In July 2013, the second anniversary royalty payment was deferred until December 31, 2014, and further until December 31, 2015, or payable within ten business days after AMCOR secures funding in excess of $500,000.  There are also work requirements for each year and the lease calls for a variable net smelter royalty in the future. The first and second year work requirements have been deferred, allowed to be accomplished at the earliest possible time, weather permitting.

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

On March 3, 2014 Kinross Gold USA, Inc. paid the Company $40,000 year two annual advance minimum royalty payment which was recorded as royalty revenue upon receipt of the payment of cash.

Royalty Obligations and Work Requirement with Mining Leases of Bayhorse, Vienna, Quartz Creek, and Trout Creek:

The four leases including the Bayhorse, Vienna, Quartz Creek, and Trout Creek required first anniversary payments by the Company of $10,000 each and second anniversary payment by the Company of $20,000 each, but no payments have been made except for the Bayhorse payment that was assumed by BSI.  The first anniversary royalty payment was deferred until December 31, 2015 or payable within ten business days after the Company secures funding in excess of $500,000.  The second anniversary royalty payment due on the Vienna, Quartz Creek, and Trout Creek was deferred until December 31, 2015 or payable within ten business days after the Company secures funding in excess of $500,000.  The second anniversary payment for the Bayhorse property was assumed by and paid by BSI.

The first and second year work requirement for the Vienna, Quartz Creek, and Trout Creek leases have also been deferred, allowed to be accomplished at the earliest possible time, weather permitting.  The first and second year work requirement for the Bayhorse lease has been fulfilled.

Impairment Testing of Mineral Rights and DD&A Expenses

(i)

Impairment Testing

The Company completed its annual impairment testing of mining properties and determined that there was no impairment as the fair value of mining properties, exceeded their carrying values at November 30, 2014.

(ii)

Depreciation, Depletion and Amortization Expenses

No depreciation, depletion and amortization was recorded for the reporting period ended November 30, 2014 or 2013 as the Company has not yet commenced operations.

Note 6 – Convertible Notes Payable

Convertible notes payable consisted of the following:

	November 30, 2014	November 30, 2013
On December 31, 2012, the Company issued a convertible promissory note in the principal amount of $10,000 with interest at 8% per annum, convertible to common stock at $0.05 per share, maturing on January 31, 2013, subsequently extended to December 31, 2015. $2,500 of this convertible note was repaid on February 12, 2013.	$7,500	$7,500

On March 8, 2013, the Company issued a convertible note in the principal amount of $5,000 with interest at 5% per annum, convertible to common stock at $0.05 per share, maturing on June 30, 2013, subsequently extended to December 31, 2015.	5,000	5,000

On March 21, 2013, the Company issued a convertible note in the principal amount of $3,000 with interest at 5% per annum, convertible to common stock at $0.05 per share, maturing on June 30, 2013, subsequently extended to December 31, 2015.	3,000	3,000

	$15,500	$15,500

Note 7 - Notes Payable

Notes payable consisted of the following:

	November 30, 2014	November 30, 2013

On October 11, 2013, the Company issued a promissory note to a third party business entity in the principal amount of $1,000 with interest at 5% per annum maturing on October 11, 2014, subsequently extended to December 31, 2015.	1,000	1,000

On October 15, 2013, the Company issued a promissory note to a third party individual in the principal amount of $1,500 with interest at 5% per annum maturing on October 15, 2014, subsequently extended to December 31, 2015.	1,500	1,500

On December 10, 2013, the Company issued a promissory note to a third party individual in the principal amount of $300 with interest at 5% per annum maturing on December 31, 2014, subsequently extended to December 31, 2015.	300	-

On July 28, 2014, the Company issued a promissory note to a third party business entity in the principal amount of $3,500 with interest at 5% per annum maturing on December 31, 2014, subsequently extended to December 31, 2015.	3,500	-

On September 4, 2014, the Company issued a promissory note to a third party business entity in the principal amount of $2,500 with interest at 5% per annum maturing on December 31, 2014, subsequently extended to December 31, 2015.	2,500	-

On September 29, 2014, the Company issued a promissory note to a third party business entity in the principal amount of $15,000 with interest at 5% per annum maturing on December 31, 2014, subsequently extended to December 31, 2015.	15,000	-

On October 27, 2014, the Company issued a promissory note to a third party business entity in the principal amount of $3,000 with interest at 5% per annum maturing on December 31, 2014, subsequently extended to December 31, 2015.	3,000	-

	$26,800	$2,500

Note 8 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Frank H. Blair	President, CEO and director

Dwight Weigelt	CFO, Treasurer, Secretary, Director

Gerry Frankovich	V.P. and director

David Boleneus	Director

Louis G. Cornacchia	Director

Manuel Graiwer	Director

Convertible Note Payable – Related Party

From time to time, certain officers and directors provided working capital to the Company in the form of convertible notes payable.

Convertible note payable – related party consisted of the following:

	November 30, 2014	November 30, 2013

On June 28, 2013, the Company issued a convertible note to Manuel Graiwer, a director of the Company, in the principal amount of $20,000 with interest at 6% per annum, convertible to common stock at $0.05 per share, maturing on September 26, 2013, subsequently extended to December 31, 2015. On January 9, 2014 the Company repaid $7,500 toward this convertible note.	$12,500	$20,000

	$12,500	$20,000

Note Payable – Related Party

From time to time, certain officers and directors provided working capital to the Company in the form of notes payable.

Note payable – related party consisted of the following:

	November 30, 2014	November 30, 2013

On December 5, 2013, the Company issued a promissory note to Manuel Graiwer, a director of the Company, in the principal amount of $20,000 with interest at 6% per annum maturing on January 14, 2014, which was subsequently extended to December 31, 2015.	$20,000	$-

On September 5, 2014, the Company issued a promissory note to Manuel Graiwer, a director of the Company, in the principal amount of $15,000 with interest at 0% per annum maturing on December 31, 2014. The note payable was paid in full on September 30, 2014.	-	-

	$20,000	$-

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

Note 10 - Customer Concentration

One customer accounted for all of the Company’s royalty revenue. A reduction in royalty revenue from or loss of such customer would have a material adverse effect on the Company’s results of operations and financial condition.

Note 11 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At November 30, 2014, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $275,484 that may be offset against future taxable income through 2034.  No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $93,665 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its possibility of realization.  The valuation allowance increased approximately $18,465 and $51,070 for the year ended November 30, 2014 and November 30, 2013, respectively.

Components of deferred tax assets in the consolidated balance sheets are as follows:

	November 30, 2014	November 30, 2013
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$93,665	$75,200

Less valuation allowance	(93,665)	(75,200)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the Reporting Period ended November 30, 2014	For the Reporting Period ended November 30, 2013

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Tax Returns Remaining subject to IRS Audits

The Company has not yet filed its corporation income tax return for the reporting period ended November 30, 2014 or November 30, 2013. The Company's corporation income tax returns for the reporting period ended November 30, 2014 or November 31, 2013 will remain subject to audit under the statute of limitations by the Internal Revenue Service for a period of three (3) years from the date they are filed.

Note 11 – Commitments and Contingencies

Operating Lease

Prior to January 1, 2014 the Company leased an office space on a month-by-month basis for $300 per month.

On January 1, 2014, the Company entered into a non-cancelable operating lease for office space on a month to month basis for a period of 12 months from the date of signing at $300 per month effective upon signing.  The Company agrees to pay the landlord during the term of this agreement a monthly office service fee of $300.  Rent is due by the fifth (15th) day of each calendar month for the previous month’s occupancy and, therefore, a final rent payment in the amount of $300.00 will be due by December 15th, 2014.  The Company must give thirty (30) days prior notice to vacate space and there will be no pro-rate for partial month use.

On January 1, 2015, the Company renewed the operating lease with the same terms and conditions expiring December 31, 2015.

Note 12- Subsequent Events

The company's management has evaluated the company's financial information for possible material subsequent events through the date when the financial statements were issued.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Notes payable

Notes payable in aggregate of $42,300 due December 31, 2014 were extended to December 31, 2015.

On March 3, 2015, $20,800 in notes payable principal and $793.41 in interest were repaid.

Notes payable - related party

Notes payable to related parties in aggregate of $32,500 due December 31, 2014 were extended to December 31, 2015.

On December 31, 2014, the Company issued a promissory note to David Boleneus, a director of the Company, in the principal amount of $5,000 with interest at 8% per annum maturing on March 1, 2015.

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

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, our management, including the CEO, concluded that as of November 30, 2014, our disclosure controls and procedures were not effective to ensure the information required to be disclosed by an issuer in the reports we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to us, and was accumulated and communicated to our management, including our CEO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

Our management, with the participation of our Chief Executive Officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of November 30, 2014.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of November 30, 2014, because fundamental elements of an effective control environment were missing or inadequate, including a documented ethics or values statement, a code of conduct, and independent oversight and monitoring of financial reporting, financial reporting processes and procedures, and internal control procedures. At present, the Board of Directors is comprised entirely of individuals performing management functions.  Because only three of our six Directors are independent, no Audit Committee has been established to which the Board could delegate its oversight responsibilities.  Accordingly, our management has determined that this control deficiency constitutes a material weakness.

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

Based on this assessment and the material weakness described above, management has concluded that as of November 30, 2014, our internal control over financial reporting was not effective.

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

Name	Age	Position	Date First Elected or Appointed
Frank H. Blair, CPG	76	President, CEO and Director	December 28, 2012
Dwight Weigelt, CPA	61	Chief Financial Officer, Secretary, Treasurer and Director	December 28, 2012
Gerald J. Frankovich	69	Vice President And Director	December 28, 2012
David E. Boleneus, GIS, MBA, MS	65	Independent Director	December 28, 2012
Louis G. Cornacchia	81	Independent Director	December 28, 2012
Manuel F. Graiwer, Esq.	72	Independent Director	December 28, 2012

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

Frank H. Blair, CPG - 76, President, CEO and Director

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

Dwight Weigelt, CPA - 61, Secretary, Treasurer, CFO and Director

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

Gerald J. Frankovich - 69, Vice President and Director

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

David E. Boleneus, GIS, MBA, MS - 65, Independent Director

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

Louis G. Cornacchia - 81, Independent Director

Mr. Cornacchia received a Bachelor of Electrical Engineering from Manhattan College in 1955 and has taken special courses at Iona College in Computer Language and Business Law Courses at Manhattanville College. From 1955 -1958, Mr. Cornacchia was employed by Hazeltine Electronics Corp. as Engineer, Designing Signal Processor and Radar Display Module for The SAGE System, Primary Early Warning System or DEW LINE, the TPS-1-GROUND BASED SEARCH RADAR SYSTEM and AWACS (A6E) RF/Power Systems. From 1958 - 1961, Mr. Cornacchia was employed by Loral Systems Design Team developing the AN/ALQ58 Reconnaissance System and developed (two man team) the precursor YIG TUNER - [ALR-20] Crystal Scanner covering the full 200 megahertz - 12 gigahz Frequency Range Surveillance System for interception of Enemy Navigational Fire Control and Homing Devices for purposes of Identification and Signal Jamming for a specific bomber. From 1961 to 1963, Mr. Cornacchia was hired as Chief Engineer by Victory Electronic to Develop the Image Intensifier or Night Vision Scopes (Using Star Light) for the Fort Dix Army Command including development of a short circuit proof magnetic amplifier for a tank turret driver. From 1963 – 1969, Mr. Cornacchia was employed At Norden Systems, Developed heads Up display, TF Radar System, Lou developed unique, more aggressive programs incorporating Built-In Test Equipment (BITE) to detect on-coming circuit failures of the F111D-E Avionics to increase reliability and was responsible for presentation of same to Air Force procurement Officer General Esposito which required the modification of Automatic Test Equipment Mil Specifications to accommodate this innovation. 1970 to Present, Mr. Cornacchia formed and owns SCINETX LLC, a company specializing in Mobile Cellular and PCS FCD EMF Compliance analysis, Intermodulation studies, RF/EMF Site studies and Site propagation analysis. A partial listing of companies SCINETX has contracted with and employed state of the art engineers, technicians and programmers, are as follows: Port Authority NY/NJ (Designed Emergency Communications Network for Newark & LaGuardia Airports), Airborne Instruments Laboratories, United Technologies, Northrop Grumman, Verizon Wireless, AT&T Wireless, Sirius Satellite Radio, Loral Electronics Systems, Cingular ITT, New York Telephone Co., Sprint / Nextel, Fairchild Camera Division, Shore Media Inc., T-Mobile, Syracuse Scientific Corp, Fox News, Martin Marietta and Allied Signal - Bendix

Manuel F. Graiwer, Esq. - 71, Independent Director

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

B.  Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  We have no knowledge that, as of the date of this filing, our directors, executive officers, and persons who own more than ten percent of our common stock, have not timely filed an initial Form 3 or a Form 4.

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

ITEM 11.  EXECUTIVE COMPENSATION

A.  Summary Compensation Table

The following summary compensation table sets forth information concerning the annual and long-term compensation for the year ended November 30, 2014 and the eleven months ended November 30, 2013, of those persons who were (i) the chief executive officer and (ii) the principal financial officer and any executive officer whose annual base salary and bonus compensation was in excess of $100,000.  No executive officer received compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

NAME AND				OTHER ANNUAL
PRINCIPAL POSITION	YEAR	SALARY	BONUS	COMPENSATION
Frank Blair Chief Executive Officer, President	2014	$-0-	-0-	$-0-
	2013	$-0-	-0-	$-0-
Dwight Weigelt, Chief Financial Officer, Treasurer, Secretary	2014	$-0-	-0-	$-0-
	2013	$-0-	-0-	$-0-

B.  Narrative Disclosure to Summary Compensation Table

During the year ended November 30, 2014, no director received any compensation for attending meetings of the Board of Directors.  Directors are reimbursed, however, for reasonable expenses incurred on behalf of our company.

C.  Outstanding Equity Awards at Fiscal Year End

No director had been granted any equity compensation, including option grants, as of November 30, 2014.

D.  Potential Payments Upon Termination or Change in Control

None.

E.  Compensation of Directors

No compensation was paid to directors for their director services during the eleven months ended November 30, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 16, 2015, held by our directors and executive officers and by those persons known to beneficially own more than 5% of our capital stock.  The percentage of beneficial ownership for the following table is based on 89,882,679 shares of common stock outstanding as of March 16, 2015.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power.  It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 16, 2015, through the exercise of any option, warrant or other right.  The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

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

(2)	Figures are rounded to the nearest tenth of a percent.

(3)	The address of each person is care of AMCOR.

(4)	Includes 202,004 shares held directly

(5)	Includes 2,000 shares held directly

(6)	Includes 3,500,000 shares held directly

(7)	Includes 450,000 shares held directly

(8)	Includes 450,000 shares held directly

(9)	Includes 3,500,000 shares held directly

(10)	Includes 1,293,18 held directly and 300,000 by SCINETX LLC of which Mr. Cornacchia has voting power

(11)	Includes 6,304,740 shares held directly

(12)	Includes 6,250,000 shares owned directly and 520,000 by IWJ Consulting Group, LLC, of which Jerod Edington has voting power

(13)	Includes 8,300,000 shares held directly

(14)	Includes 5,250,000 shares held directly

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following audit services were performed and the following fees have been paid:

Audit Fees. Aggregate fees billed for professional services rendered by MartinelliMick PLLC in connection with its audit of our financial statements as of and for the eleven months ended November 30, 2013, its reviews of our unaudited condensed consolidated interim financial statements, and for SEC consultations and filings was $28,858.  Aggregate fees billed for professional services rendered by Li & Company, PC in connection with its audit of our financial statements as of and for the year ended November 30, 2014 and for the eleven months ended November 30, 2013, and its reviews of our unaudited condensed consolidated interim financial statements, and for SEC consultations and filings was $ and $, respectively.

Audit-Related Fees. MartinelliMick PLLC was not paid additional fees for the eleven months ended November 30, 2013 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.  Li & Company, PC was not paid additional fees for the year ended November 30, 2014 or the eleven months ended November 30, 2013 for assurance and related services reasonably related to the performance of the audit or review of our financial statements.

Tax Fees - MartinelliMick PLLC charged zero fees for the eleven months ended November 30, 2013 for professional services rendered for tax compliance.  We did not incur any fees and expenses from Li and Company, PC for the fiscal year 2014 or the eleven months ended November 30, 2013 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees - We did not incur any other fees and expenses from MartinelliMick PLLC for the eleven months ended November 30, 2013 annual audits.  We did not incur any other fees and expenses from Li & Company, PC for the year ended November 30, 2014 or the eleven months ended November 30, 2013 annual audits.

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

Dated: March 17, 2015

AMERICAN CORDILLERA MINING CORPORATION

By:	/s/ Frank Blair
Frank Blair Frank Blair, President, CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Frank Blair
Frank Blair
President, CEO, Director
Dated: March 17, 2015

/s/ Dwight Weigelt
Dwight Weigelt
CFO, Secretary, Treasurer, Director
Dated: March 17, 2015