Form 10-K/A
period 2014-11-30
AMERICAN CORDILLERA MINING Corp
filed 2015-04-08
CIK 1289046

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #1

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

(509) 671-9401

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

YES [   ]   NO [X]

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

The Registrant had 89,882,679 shares of Common Stock outstanding as of March 31, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On March 17, 2015, American Cordillera Mining Corp. ("AMCOR" or the “Company”) inadvertently filed its Annual Report on Form 10-K for the fiscal year ended November 30, 2014 prior to Li and Company, PC (“LiCo”), the Company’s independent registered public accounting firm, completing the audit.  On March 17, 2015, LiCo notified the Company that LiCo commenced, but did not complete, the audit of the Company’s November 30, 2014 consolidated financial statements and; as such, the filing was incomplete.  Therefore, no reliance should be made with respect to the consolidated financial statements included in this Annual Report.  The Company and its Board of Directors discussed with LiCo the matters disclosed in the filing pursuant to this Item 4.02(b) and determined that the consolidated financial statements included in AMCOR's Annual Report on Form 10-K for the fiscal year ended November 30, 2014 should no longer be relied upon.

This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended November 30, 2014 is to include completed audited financial statements and updated disclosure on Management Discussion and Analysis Section based on those financial statements.

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

Pursuant to the execution of the Asset Purchase Agreement on December 28, 2012, we acquired certain mineral assets made up of the following nine projects which will be owned outright by our company or controlled pursuant to mineral lease agreements or options to acquire leases: 1) an agreement to explore and acquire the Bayhorse silver mine consisting of 3 patented and 21 unpatented claims located in Baker County, Oregon; 2) a lease agreement pertaining to 37 unpatented mining claims located on Quartz Creek, in Mineral County, Montana; 3) a lease agreement pertaining to 58 unpatented mining claims located Trout Creek, in Mineral County, Montana; 4) a lease agreement pertaining to 18 unpatented mining claims referred to as the Vienna prospect locate in Shoshone County, Idaho; 5) a lease agreement pertaining to the Monitor-Richmond and Copper Age mines consisting of a total of 20 unpatented mining claims located in Shoshone County, Idaho; 6) the option to acquire ten leases granted by the State of Washington covering 4,664 acres of state mineral leases and 27 unpatented mining claims known as the Toroda Creek Project in the Bodie Mining District in Okanogan County, Washington; 7) acquisition agreements pertaining to 15 unpatented mining claims located in Stevens County, Washington referred to as the Box Group; 8) acquisition agreements pertaining to 15 unpatented mining claims located in Stevens County, Washington referred to as the McKinley-McNally Property; and 9) directly owned all right, title, and claim to 26 unpatented claims commonly known as the North Moccasin Project or Plum Claims located in Fergus County, Montana.  We also seek to find, develop, produce and sell other precious metal and mine assets.  For a more detailed description of our current mining projects, see Item 2, Mining Properties below.

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

Transfer Agent

Our transfer agent is Nevada Agency and Transfer Company, 50 West Liberty Street, Reno, Nevada 89501.

Current Business Operations

We are an exploration stage company whose focus is on acquiring and developing mineral properties in the states of Montana, Idaho, Washington and Oregon and more specifically, the North Moccasin Property, located in central Montana, Fergus County, in the Judith Mountain mining district, and the Bodie-Wauconda-Toroda Creek Mining District of Okanogan County, Washington.  Through our recent prior acquisitions from NAI, AMCOR owns all, right, title and interest in 63 unpatented mining claims which make up four properties; 2) has the option to acquire certain mineral leases from the state of Washington covering 4,664 acres and 27 unpatented mining claims in Okanogan County; and 3) all right, title and interest in five existing mineral leases of other mining claims. During 2014, the company did not keep 30 claims and now only owns 33 mining claims.

Option and Joint Venture Agreements

Transatlantic Mining Corp. (Formerly Archean Star) Agreement

On February 5, 2013, the Company entered into a definitive Option and Joint Venture Agreement with TMC (“TMC Option and Joint Venture Agreement”) pertaining to 20 unpatented claims leased by AMCOR pursuant to a Mining Lease with Northern Adventures, Inc.  On June 27, 2012, Northern Adventures, LLC originally entered into the Mining Lease with Northern Adventures, Inc., and AMCOR assumed the rights in that Mining Lease from Northern Adventures, Inc. pursuant to the Asset Purchase Agreement dated December 28, 2013.  The claims cover the Monitor-Richmond-Copper Age mines in Northern Idaho which were historic producers between 1900 and 1920.  As part of the transaction, AMCOR received 500,000 shares of TMC common stock upon signing of the agreement.  An additional 500,000 shares of TMC common stock was received on the second and an additional 500,000 was issued on March 18, 2015 for the third anniversaries of the agreement.  TMC has paid an up-front fee of $7,500 to AMCOR and assume the obligations of the underlying lease agreement.  Pursuant to the terms and conditions of the TMC Option and Joint Venture Agreement TMC can earn up to 80% ownership interest in the property lease by expending $2,100,000 over a three year period, with a minimum expenditure of $700,000 in year one of the agreement.  AMCOR’s interest shall be a Carried Interest until such time as a Bankable Feasibility Study has been produced or a decision to mine has been made.

Pursuant to TMC Option and Joint Venture Agreement TMC is required to expend a minimum expenditure of $700,000 in year one of the agreement.  As of February 5, 2014, only $485,000 had been expended by TMC on the Monitor-Richmond property.  On March 12, 2015 the TMC Option and Joint Venture Agreement was amended.  The initial expenditure obligation of $700,000 for 2014 is deemed to be satisfied and TMC is now required to expend $700,000 as a work commitment between February 5, 2015 and February 5 2016.  To maintain the contract in good standing TMC is also required to expend $700,000 as a work commitment between February 5, 2016 to February 5, 2017.  As consideration for agreeing to the amendment to the Option and Joint Venture agreement, TMC will issue AMCOR an additional 750,000 shares of TMC common stock and pay $12,500 within twenty days after the effective date.  The Company has not been issued these shares and received a $12,485 payment on April 7, 2015, to fulfill the required payment.

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

During the next twelve months we plan to engage in more possible joint ventures and attempt to seek financing opportunities to commence a growth plan that will include the acquisition of additional mineral exploration properties as well as the possibility of selling additional equity in the form of common stock.  See Obligations Under Material Contracts section in Item 2 below for descriptions of joint venture and sub-leasing arrangements we have entered into.

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

Monitor - Richmond – Copper Age Mines

AMCOR holds a leasehold interest in this property pursuant to a lease with NALLC dated June 27, 2012.  We have an Option and Joint Venture Agreement with Transatlantic Mining Corp as of February 5, 2013.  See Obligations Under Material Contracts section in Item 2 below.

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

Quartz Creek and Trout Creek

AMCOR holds a leasehold interest in these properties pursuant to leases with NALLC dated June 26, 2012, covering a total of 72 claims.  See Obligations Under Material Contracts section below.

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

Proposed Future Exploration

Two geologist from the Montana Bureau of Mines and Geology conducted extensive field work over a six year period and identified six zones of gold mineralization warranting exploration advancement. These six identified zones will be further evaluated by us by structural mapping, trenching and bulk sampling.  At such time as the work conducted by the Montana Bureau of Mines has been confirmed, we will engage in a drilling program to evaluate these six zones at depth.

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

Obligations Under Material Contracts

We currently have five mineral properties leased from third parties and an option to acquire mineral prospecting and leases from the State of Washington, plus 33 unpatented mining claims.  Below is a summary of the financial obligations, terms and conditions of each of the five leases.

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

Monitor-Richmond-Copper Age Mines

The date of our mining lease with Northern Adventures LLC is June 27, 2012.  The term of the lease on 20 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, minded, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start up of ore production are expected to commence within one year.  The initial consideration for the lease was a cash payment of five thousand ($5,000) dollars.  Annual minimum advanced royalties will be due the Lessor on the following basis.  We are required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  The year one payment has been satisfied by Transatlantic Mining Corp. ("TMC") (formerly Archean Star Resources Inc.), our joint venture partner on the project.  There are also work requirements for each year and the lease calls for a variable net smelter royalty in the future.  On February 5, 2013, the Company entered into a definitive Option and Joint Venture Agreement with TMC pertaining to these 20 unpatented claims leased by AMCOR pursuant to a Mining Lease with Northern Adventures.

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

On February 8, 2013 TMC paid the Company an up-front fee of $7,500, which was recorded as a return of investment in mineral rights.  On February 23, 2013, TMC issued the Company 500,000 shares of TMC common stock (Stock Symbol: TCO.V), which was valued at CAD60,000 based on CAD0.12 per share (CAD1 approximates $1) and recorded as a return of investment in mineral rights.  TMC agreed to issue an additional 500,000 shares of its restricted common stock to the Company on, or before, February 5, 2014, per the joint venture option agreement's second year requirements related to the Monitor mine.  On March 12, 2014, TMC issued the Company an additional 500,000 shares of TMC common stock pursuant to the Option and Joint Venture Agreement.  The Company valued these marketable securities at CAD65,000 based on CAD0.13 per share on the date of issuance (CAD1 approximates $1) credited the same amount to the mineral rights as, a return of investment in mineral rights, upon receipt of the same on March 12, 2014, then marked to market on a quarterly basis and recorded the change in fair value of the marketable securities as unrealized gain (loss) of the marketable securities in other comprehensive income (loss).  As of February 5, 2015, another 500,000 TMC shares was due AMCOR.  These shares were issued to AMCOR on March 18, 2015.

The year one payment of annual advance minimum royalty of $10,000 and work requirements have been satisfied by Transatlantic Mining Corp, the Company’s joint venture partner on the project.

The year two payment of annual advance minimum royalty of $20,000 was satisfied by Transatlantic Mining Corp. in March, the Company’s joint venture partner on the project.

Pursuant to TMC Option and Joint Venture Agreement TMC is required to expend a minimum expenditure of $700,000 in year one of the agreement.  As of February 5, 2014, only $485,000 had been expended by TMC on the Monitor-Richmond property.  The Company has deferred until December 31, 2015 the year three advanced minimum royalty payment from TMC, or payable within ten business days after AMCOR secures funding in excess of $500,000.  The Option and Joint Venture Agreement was renegotiated on March 12, 2015, whereby: 1) the minimum year one $700,000 work requirement was deemed satisfied, 2) TMC is obligated to expend a minimum of $700,000 on the property between February 5, 2015 and February 5, 2016, and 3) TMC is obligated to expend a minimum of $700,000 on the property between February 5, 2016 and February 5, 2017.  As consideration for executing the amendment to the Option and Joint Venture agreement, TMC will issue AMCOR an additional 750,000 shares of TMC common stock and pay $12,500 within twenty days after the effective date.  The Company has not been issued these shares and received a $12,485 payment on April 7, 2015, to fulfill the required payment.

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

On March 3, 2014 Kinross Gold USA, Inc. paid the Company $40,000 year two annual advance minimum royalty payment, $10,000 of which was recorded as royalty revenue upon receipt of the payment of cash.

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

Transatlantic Mining Corp. (formerly Archean Star) Agreement

On February 5, 2013, we entered into a definitive Option and Joint Venture Agreement with Transatlantic Mining Corp. ("TMC") pertaining to 20 unpatented claims leased by AMCOR pursuant to a Mining Lease with Northern Adventures, LLC.  On June 27, 2012, Northern Adventures, LLC originally entered into the Mining Lease with Northern Adventures, Inc., and AMCOR assumed the rights in that Mining Lease from Northern Adventures, Inc. pursuant to the Asset Purchase Agreement dated December 28, 2013.  As part of the transaction, AMCOR received 500,000 shares of TMC common stock and was to receive an additional 500,000 shares of TMC common stock on the second and third anniversaries of the agreement, subject to TMC going forward with the agreement after year one.  (See Note 6)  TMC will assume the obligations of the underlying lease agreement and paid an up-front fee of $7,500 to AMCOR in addition to $5,000 already received by AMCOR indirectly from TMC.  Under the terms of the agreement TMC can earn up to 80% ownership interest in the property lease by expending $2,100,000 over a three year period, with a minimum expenditure of $700,000 in year one of the agreement.  AMCOR’s interest shall be a Carried Interest until such time as a Bankable Feasibility Study has been produced or a Decision to Mine has been made.  A Carried Interest means that AMCOR is not required to contribute any capital or pay any costs related to exploration or development of the property until such time as the joint venture is formed.  A Bankable Feasibility Study is an independently audited document that analyses all technical and financial risks before the construction of mine including: capital costs, grades, permits, taxation, cash flow, strip ratio, politics, water, power, labor, revenues, royalties, metallurgy, milling and transport.  As of November 30, 2013, TMC has expended approximately $485,000 on the project.  TMC agreed to issue an additional 500,000 shares of its restricted common stock to AMCOR on, or before, February 5, 2014, per the joint venture option agreement's second year requirements related to the Monitor mine.  On March 12, 2014, TMC issued the Company an additional 500,000 shares of TMC common stock pursuant to the Option and Joint Venture Agreement.  The Company valued these marketable securities at CAD65,000 based on CAD0.13 per share on the date of issuance (CAD1 approximates $1) credited the same amount to the mineral rights as, a return of investment in mineral rights, upon receipt of the same on March 12, 2014, then marked to market on a quarterly basis and recorded the change in fair value of the securities as unrealized gain (loss) of the marketable securities in other comprehensive income (loss).  As of February 5, 2015, another 500,000 TMC shares was due AMCOR.  These shares were issued to AMCOR on March 18, 2015.

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

Pursuant to TMC Option and Joint Venture Agreement TMC is required to expend a minimum expenditure of $700,000 in year one of the agreement.  As of November 30, 2014, only $593,274 had been expended by TMC on the Monitor-Richmond property.  The Company has deferred until December 31, 2015 the year three advanced minimum royalty payment from TMC, or payable within ten business days after AMCOR secures funding in excess of $500,000.  The Option and Joint Venture Agreement was renegotiated on March 15, 2015, whereby: 1) the minimum year one $700,000 work requirement was deemed satisfied, 2) TMC is obligated to expend a minimum of $700,000 on the property between February 5, 2015 and February 5, 2016, and 3) TMC is obligated to expend a minimum of $700,000 on the property between February 5, 2016 and February 5, 2017.  As a consideration for agreeing to the amendment to the Option and Joint Venture agreement, TMC will issue AMCOR an additional 750,000 shares of TMC common stock and pay $12,500 within twenty days after the effective date.  The Company has not been issued these shares and received a $12,485 payment on April 7, 2015, to fulfill the required payment.

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

We earned $10,000 in royalty revenue for the year ended November 30, 2014, and $30,000 in royalty revenue for the transition period ended November 30, 2013.  The cost of revenue was $33,945 for the year ended November 30, 2014 in comparison with $38,485 for the transition period ended November 30, 2013.

Operating Expenses

For the year ended November 30, 2014, we incurred $49,697 in professional fees and $4,528 in general and administrative expenses and the impairment of mineral rights of $348,564 in comparison with the transition period ended November 30, 2014, where we incurred $134,049 in professional fees and $6,374 in general and administrative expenses.  The decrease in professional fees and general and administrative expenses was attributable to the cost associated with SEC reporting.  We expect operating expenses for our 2015 fiscal year to remain comparable in comparison with that for our 2014 fiscal year.

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

Net cash used in operating activities for the year ended November 30, 2014 was $86,853 which includes net loss of $430,172, offset by an increase of impairment of $348,564, an increase in prepaid expenses of $2,700 and a decrease in accounts payable of $5,984 and an increase in accrued expense of $3,439.

Net cash provided by investing activities for the year ended November 30, 2014 was $50,000 which includes cash provided by return of investment in mineral rights of $50,000.

Net cash provided by financing activities for the year ended November 30, 2014 was $36,800 which includes cash proceeds from notes payable and convertible notes payable of $44,300 offset by cash used in repayments of convertible notes payable of $7,500.

Our cash in the bank at November 30, 2014 was $85.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities, royalty revenue, and loans.  On November 30, 2014, we had $28,000 due for convertible notes payable - related party, and $46,800 due for notes payable – related party.  We intend to pay these notes from private placements of equity securities and royalty revenue, but if we are unable to raise additional capital or receive further loans on an as needed basis, we will have to curtail or cease our operations.  All outstanding loans have had their maturity date extended to December 31, 2015.

Our recent cash burn rate in our operations over the year ended November 30, 2014, has been approximately $7,200 per month.  We expect that that cash burn rate to remain constant over the next quarter.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past April 2015.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital to repay loans, generate sufficient revenue, or receive further loans on an as needed basis, we will have to curtail or cease our operations.

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

Going Concern

Our independent auditors have included an explanatory paragraph in their report on the audits of our consolidated financial statements for the year ended November 30, 2014, which express substantial doubt about our ability to continue as a going concern.  As discussed in Note 3 to the consolidated financial statements included in this 10-K, we have suffered recurring losses from operations since inception and have an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern.

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

Pursuant to the TMC Option and Joint Venture Agreement, TMC is required to expend a minimum expenditure of $700,000 in year one of the agreement.  As of November 30, 2014, only $593,274 had been expended by TMC on the Monitor-Richmond property.  The Company has deferred until December 31, 2015 the year three advanced minimum royalty payment from TMC, or payable within ten business days after AMCOR secures funding in excess of $500,000.  The Option and Joint Venture Agreement was renegotiated on March 12, 2015, whereby: 1) the minimum year one $700,000 work requirement was deemed satisfied, 2) TMC is obligated to expend a minimum of $700,000 on the property between February 5, 2015 and February 5, 2016, and 3) TMC is obligated to expend a minimum of $700,000 on the property between February 5, 2016 and February 5, 2017.  As of February 5, 2015. another 500,000 TMC shares was due AMCOR.  These shares have been delivered to AMCOR.  As consideration for the amendment to the Option and Joint Venture agreement, TMC will issue AMCOR an additional 750,000 shares of TMC common stock and pay $12,500 within twenty days after the effective date.  The Company has not been issued these shares and received a $12,485 payment on April 7, 2015, to fulfill the required payment.

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

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

April 8, 2015

American Cordillera Mining Corporation
Consolidated Balance Sheets

	November 30, 2014	November 30, 2013
ASSETS
CURRENT ASSETS
Cash	$85	$138
Marketable securities	35,054	-
Prepaid expense	2,700	-

Total current assets	37,839	138

Mineral rights
Mineral rights	382,064	482,064
Accumulated impairment	(348,564)	-

Mineral rights, net	33,500	482,064

Total assets	$71,339	$482,202

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$72,854	$78,838
Accrued expenses	4,737	1,298
Convertible note payable - related party	28,000	35,500
Note payable - related party	46,800	2,500

Total current liabilities	152,391	118,136

Total liabilities	152,391	118,136

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock par value $0.001: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.001: 200,000,000 shares authorized;
89,882,679 shares issued and outstanding	89,883	89,883
Additional paid-in capital	495,359	495,359
Accumulated deficit	(651,348)	(221,176)
Accumulated other comprehensive income (loss)
Foreign currency translation gain (loss)	(4,946)	-
Unrealized gain (loss) on marketable securities	(10,000)	-

Total Stockholders' Equity (Deficit)	(81,052)	364,066

Total Liabilities and Stockholders' Equity (Deficit)	$71,339	$482,202

See accompanying notes to the consolidated financial statements.

American Cordillera Mining Corporation
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Fiscal Year	For the Transition Period
	Ended	Ended
	November 30, 2014	November 30, 2013
Revenue
Sales	$-	$-
Royalty revenue	10,000	30,000

Total revenue	10,000	30,000

Cost of revenue
Cost of sales	33,945	38,485

Total cost of revenue	33,945	38,485

Gross margin	(23,945)	(8,485)

Operating expenses
Professional fees	49,697	134,049
General and administrative expenses	4,528	6,374
Impairment	348,564	-

Total operating expenses	402,789	140,423

Loss from operations	(426,734)	(148,908)

Other (income) expenses
Interest expense - related party	3,438	1,298

Other (income) expenses, net	3,438	1,298

Loss before income tax provision	(430,172)	(150,206)

Income tax provision	-	-

Net loss	(430,172)	(150,206)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(4,946)	-
Change in unrealized gain (loss) of marketable securities	(10,000)	-

Comprehensive income (loss)	$(445,118)	$(150,206)

Net loss per common share
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and diluted	89,882,679	89,179,829

See accompanying notes to the consolidated financial statements.

American Cordillera Mining Corporation
Consolidated Statement of Stockholders' Equity (Deficit)
For the fiscal year ended November 30, 2014 and for the transition period ended November 30, 2013

	Common Stock				Other Comprehensive
	Par Value $0.001				Income (Loss)		Total
	Number		Additional	Accumulated	Foreign Currency	Unrealized Gain (Loss)	Stockholders'
	of Shares	Amount	Paid-in Capital	Deficit	Translation Gain (Loss)	of Marketable Securities	Equity (Deficit)

Balance, December 31, 2012	88,742,679	$88,743	$436,499	$(70,970)	$-	$-	$454,272

Shares issued for cash	1,140,000	1,140	58,860				60,000

Comprehensive income (loss)
Net loss				(150,206)			(150,206)
Other comprehensive income (loss)
Unrealized gain (loss) of marketable securities						-	-

Total comprehensive income (loss)							(150,206)

Balance, November 30, 2013	89,882,679	89,883	495,359	(221,176)	-	-	364,066

Comprehensive income (loss)
Net loss				(430,172)			(430,172)
Other comprehensive income (loss)
Unrealized gain (loss) of marketable securities					(4,946)		(4,946)
Unrealized gain (loss) of marketable securities						(10,000)	(10,000)

Total comprehensive income (loss)							(445,118)

Balance, November 30, 2014	89,882,679	$89,883	$495,359	$(651,348)	$(4,946)	$(10,000)	$(81,052)

See accompanying notes to the consolidated financial statements.

American Cordillera Mining Corporation
Consolidated Statements of Cash Flows

	For the Fiscal Year	For the Transition Period
	Ended	Ended
	November 30, 2014	November 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(430,172)	$(150,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral rights	348,564	-
Changes in operating assets and liabilities:
Prepaid expenses	(2,700)	4,382
Accounts payable	(5,984)	48,613
Accrued expenses	3,439	1,298

Net cash used in operating activities	(86,853)	(95,913)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral rights	-	(10,000)
Return of investment in mineral rights	50,000	12,500

Net cash provided by investing activities	50,000	2,500

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable - related party	-	28,500
Repayments of convertible notes payable - related party	(7,500)	(3,000)
Repayments of notes payable	-	(1,350)
Proceeds from notes payable - related party	44,300	3,850
Repayments of notes payable - related party	-	(4,500)
Proceeds from sale of common stock	-	60,000

Net cash provided by financing activities	36,800	83,500

NET CHANGE IN CASH	(53)	(9,913)

CASH, BEGINNING OF REPORTING PERIOD	138	10,051

CASH, END OF REPORTING PERIOD	$85	$138

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-

Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITES
Securities received as a return of investment in mineral rights	$50,000	$-

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

(ii)

Mineral production royalty:  The Company derives its mineral production royalty from joint venture arrangements with regard to the exploration of mineral rights the Company owns or has under its control. The Company recognizes (i) annual advance minimum royalty as revenue in the period per joint venture arrangements and (ii) mineral production royalty as revenue in the period when earned based on monthly or quarterly production report from joint venture arrangements provided the collectability is reasonable assured or recognizes revenues upon receipts of advance minimum royalty and mineral production royalty payments if the collectability is reasonable assured.

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

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options or warrants

	For the Reporting Period Ended November 30 , 2014	For the Reporting Period Ended November 30, 2013

Convertible Note - Related Party Shares

Potential outstanding dilutive related party common shares from the conversion of the principal amount of convertible notes payable convertible to common shares at $0.05 per share	560,000	560,000

Potential outstanding dilutive related party common shares from the conversion of the accrued interest of convertible notes payable convertible to common shares at $0.05 per share	63,326	32,266

Total contingent shares issuance arrangement, stock options or warrants	623,326	592,266

There were approximately 52,227 and 0 incremental common shares under the Treasury Stock Method for the reporting period ended November 30, 2014 and 2013, respectively, which were excluded from the diluted earnings per share calculation as they were anti-dilutive.

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

Note 4 – Marketable Equity Securities, Available for Sale

On February 23, 2013, Transatlantic Mining Corp. (formerly Archean Star Resources Inc.) (“TMC”), a Toronto Stock Exchange listed company (Stock Symbol: TCO.V), issued the Company 500,000 shares of TMC common stock pursuant to the Option and Joint Venture Agreement.  The Company did not value these marketable securities as there was no trading volume in them in the market.

On March 12, 2014, TMC issued the Company an additional 500,000 shares of TMC common stock pursuant to the Option and Joint Venture Agreement.   The Company did not value these marketable securities as there was no trading volume in them in the market.

On December 16, 2013, Bayhorse Silver Inc. issued 500,000 shares of BSI common stock (Stock Symbol: BSI.V) to the Company, which was valued at CAD50,000 based on CAD0.10 per share on the date of receipt (CAD1 approximates $1) and recorded it as a return of investment in mineral rights.

The table below provides a summary of the changes in the fair value of marketable securities, available for sale measured at fair value on a recurring basis using Level 1 of the fair value hierarchy to measure the fair value.

		Fair Value Measurement Using Level 1 Inputs
	Original cost	Impairment – Other Than Temporary		Other Comprehensive Income (Loss) - Foreign Currency Translation Gain (Loss)	Other Comprehensive Income (Loss) - Change in Unrealized Gain (Loss)	Fair Value

Balance, December 31, 2012	-		(-)	-	(-)	-

Purchases, issuances and settlements	-					-

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary			-			-

Other comprehensive income (loss): Foreign currency translation gain (loss)				(-)	-	(-)

Other comprehensive income (loss): Changes in unrealized gain (loss)				-	(-)	(-)

Balance, November 30, 2013	-		(-)	-	(-)	-

Purchases, issuances and settlements	50,000					50,000

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary

Other comprehensive income (loss): Foreign currency translation gain (loss)				(10,000)		(10,000)

Other comprehensive income (loss): Changes in unrealized gain (loss)					(4,946)	(4,946)

Balance, November 30, 2014	$50,000	$	(-)	$(10,000)	$(4,946)	$35,054

Note 5 – Mineral Rights Acquisition

Pursuant to the Asset Purchase Agreement consummated on December 28, 2012, the Company acquired certain mineral properties and interests made up of the following nine projects which will be owned outright or controlled by the Company pursuant to mineral lease agreements or options to acquire leases: 1) an agreement to explore and acquire the Bayhorse silver mine consisting of 3 patented and 21 unpatented claims located in Baker County, Oregon; 2) a lease agreement pertaining to 37 unpatented mining claims located on Quartz Creek, in Mineral County, Montana; 3) a lease agreement pertaining to 58 unpatented mining claims located Trout Creek, in Mineral County, Montana; 4) a lease agreement pertaining to 18 unpatented mining claims referred to as the Vienna prospect locate in Shoshone County, Idaho; 5) a lease agreement pertaining to the Monitor-Richmond and Copper Age mines consisting of a total of 105 unpatented mining claims (20 original claims and Transatlantic Mining Corp. [formerly Archean Star], the Company’s joint venture partner for this lease, has paid for an additional 85 claims that are in the area of influence covered by the agreements) located in Shoshone County, Idaho; 6) ten leases granted by the State of Washington covering 4,664 acres of state mineral leases and 27 unpatented mining claims known as the Torada Creek Project in the Bodie Mining District in Okanogan County, Washington, seven of which were assigned to Kinross Gold USA, Inc. (“Kinross”) pursuant to an agreement between the Company and Kinross and three of which have been retained by the company and are currently in good standing; and 7) acquisition agreements pertaining to 15 unpatented mining claims located in Stevens County, Washington referred to as the Box Group; 8) acquisition agreements pertaining to 15 unpatented mining claims located in Stevens County, Washington referred to as the McKinley-McNally Property; and 9) directly owned all right, title, and claim to 26 unpatented claims commonly known as the North Moccasin Project or Plum Claims located in Fergus County, Montana.

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

Option and Joint Venture Agreement with Bayhorse Silver Inc.

On December 4, 2013, AMCOR signed an Option and Joint Venture Agreement (the "BSI Option and Joint Venture Agreement") with Bayhorse Silver Inc. (formerly Kent Exploration, Inc.) (“BSI”), a Canadian mineral exploration company, whereby BSI can acquire an Option (the "Option") to earn an 80% interest in the Bayhorse Silver Mine ("Bayhorse") in east-central Oregon State.  The terms of the Agreement called for a payment of $20,000 from BSI to the Company upon execution of the Agreement.  To earn the 80% interest BSI is required to conduct a minimum of $100,000 per year on exploration expenditures on the property on, or before, each of the first two anniversaries of the Agreement, $300,000 on or before the third anniversary of the Agreement and expend $500,000 on or before the fourth and fifth anniversaries of the Agreement. As part of the transaction, AMCOR received 500,000 shares of BSI common stock upon signing of the agreement and will receive an additional 500,000 shares of BSI common stock on the third and fifth anniversaries of the agreement, subject to BSI going forward with the agreement after year one. Giving the current economic condition the Company has deferred exploration expenditures requirement for the time being.

Pursuant to BSI Option and Joint Venture Agreement BSI assumes all of the obligations of the underlying lease agreement with Northern Adventures, Inc.

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

In November, 2013 and December, 2013 BSI paid the Company $5,000 in deposit, $20,000 in advance minimum royalty payments, respectively or $25,000 in aggregate, which was recorded as return of investment in mineral rights.

On December 16, 2013, Bayhorse Silver Inc. issued 500,000 shares of BSI common stock (Stock Symbol: BHS.V) to the Company, which was valued at CAD50,000 based on CAD0.10 per share on the date of issuance (CAD1 approximates $1.00 on the date of issuance), $24,000 of which were recorded as return of investment in mineral rights and $26,000 of which were recorded are royalty revenue.

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

In July 2013, the first anniversary royalty payment was deferred until December 31, 2013, or payable within ten business days after AMCOR secures funding in excess of $500,000.  It was subsequently extended to December 31, 2015.  In July 2013, the second anniversary royalty payment was deferred until December 31, 2014, then further to December 31, 2015, or payable within ten business days after AMCOR secures funding in excess of $500,000.  There are also work requirements for each year and the lease calls for a variable net smelter royalty in the future.  The first and second year work requirement have been deferred, and allowed to be accomplished at the earliest possible time, weather permitting.

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

Option and Joint Venture Agreement with Transatlantic Mining Corp. (formerly Archean Star Resources, Inc.)

On February 5, 2013, the Company entered into a definitive Option and Joint Venture Agreement with Transatlantic Mining Corp. (formerly Archean Star Resources, Inc.) (“TMC”) (“TMC Option and Joint Venture Agreement”) pertaining to 20 unpatented claims leased by AMCOR pursuant to a Mining Lease with Northern Adventures, Inc.  As part of the transaction, AMCOR received 500,000 shares of TMC common stock upon signing of the agreement and an additional 500,000 shares of TMC common stock on the second and third anniversaries of the agreement, subject to TMC going forward with the agreement after year one.  TMC paid an up-front fee of $7,500 to AMCOR and assume the obligations of the underlying lease agreement.  Pursuant to the terms and conditions of the TMC Option and Joint Venture Agreement TMC can earn up to 80% ownership interest in the property lease by expending $2,100,000 over a three year period, with a minimum expenditure of $700,000 in year one of the agreement.  AMCOR’s interest shall be a Carried Interest until such time as a Bankable Feasibility Study has been produced or a decision to mine has been made.

Pursuant to TMC Option and Joint Venture Agreement TMC assumes all of the obligations of the underlying lease agreement with Northern Adventures, Inc.

First Amendment to the TMC Options and Joint Venture Agreement

On July 22, 2014, the Parties entered into a “Memorandum of Understanding” relating to the Deficiency under Section 3.6 of TMC Options and Joint Venture Agreement in the amount of Expenditure incurred by TMC in year 1 under Section 3.3 (e), in the amount of $106,726. The Parties to the above Agreement agreed that the Deficiency in year 1 of $106,726 will be carried forward to year 2 to make the total Expenditure for that year of $806,726. This is agreed that the Option remains in good standing, and also that this dealing with the Deficiency, as above, will be sufficient so as to regard TMC as not being in default under the Agreement.

Second Amendment to the TMC Options and Joint Venture Agreement

For an additional consideration of 1.5 million (One-Million Five-Hundred Thousand) common shares in the capital stock of Transatlantic Mining Company and the total payment of $25,000 (twenty-five thousand)  to NALLC/AMCOR, the parties agree to the following amendment: 1) the TMC’s short-fall of the minimum year one $700,000 work requirement of $215,000 was waived, 2) TMC is obligated to expend a minimum of $700,000 on the property between February 5, 2015 and February 5, 2016, and 3) TMC is obligated to expend a minimum of $700,000 on the property between February 5, 2016 and February 5, 2017.

Pursuant to the Second Amendment TCO shall tender additional consideration within 20 days from the date of signing of this agreement to accounts and parties as directed by NALLC and AMCOR.  TCO shall also present an updated accounting of all expenditures incurred on the Monitor and Big Elk/Brushy Creek properties within 30 days.

On February 8, 2013 TMC paid the Company an up-front fee of $7,500, which was recorded as a return of investment in mineral rights.  On February 23, 2013, TMC issued the Company 500,000 shares of TMC common stock (Stock Symbol: TCO.V). The Company did not value these marketable securities as there was no trading volume in them in the market.

On March 18, 2014, TMC issued the Company an additional 500,000 shares of TMC common stock pursuant to the Option and Joint Venture Agreement.  The Company did not value these marketable securities as there was no trading volume in them in the market.

TMC was to issue the Company an additional 750,000 shares of TMC common stock and pay $12,500 within 20 days, pursuant to the joint venture agreement on March 12, 2015.  The Company has not been issued these shares and received a $12,485 wire payment on April 7, 2015, to fulfill the required payment.

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

These claims have been reduced to 35.

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

Washington State Mineral Prospecting Leases—Bodie Project Toroda Creek-Wauconda Mining District

The terms and conditions for annual prospecting leases granted from the State of Washington require the expenditure of $3.00 per acre on prospecting or exploration on an annual basis during the term of the lease.  The work conducted must be performed in such a manner as to contribute directly to the evaluation of the economic mineral potential of the leased property.  As an alternative there is the option to make cash payments to the State in the amount of $3.00 per acre in lieu of the performance of prospecting work for up to, but not more than three (3) years during the term of the prospecting lease.  In addition to the requirement to expend $3.00 per acre on prospecting and exploration on an annual basis, there is a requirement to pay the State of Washington an annual rental fee of $2.00 per acre for the first three years of the mineral prospecting lease and $3.00 per year for each subsequent year.

Agreement with Kinross Gold USA, Inc.

On April 5, 2013 AMCOR exercised an option to acquire three mineral leases located in Okanogan County, Washington, pursuant to an Option to Purchase Mineral Leases between Hydro Imaging, Inc. (“Hydro”) and Northern Adventures, Inc. (“NAI”) entered into on June 25, 2012 and amended on December 7, 2012, which option was transferred to the Company on December 28, 2012 by NAI pursuant to an Asset Purchase Agreement.  The Company also acquired Hydro Imaging’s rights in a Mineral Lease and Assignment agreement with Kinross Gold USA, Inc. (“Kinross Mineral Lease and Assignment Agreement”).  The original option was granted by Hydro, a private company owned solely by David Boleneus, currently a member of the Company’s board of directors, to NAI on June 25, 2012.  Under the terms and conditions of the original option Hydro was granted the right to acquire ten leases granted by the Department of Natural Resources for the State of Washington totaling 4,583.76 acres and 27 unpatented mining claims located in the Toroda Creek-Wauconda Mining district in Okanogan country in the State of Washington for the payment of an exercise price of $10,000.

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

Pursuant to the terms and conditions of the Kinross Mineral Lease and Assignment Agreement, Kinross will assume all of the underlying obligations, annual rental expenses, and work requirements related to the seven leases and 27 unpatented mining claims to maintain the seven state mining leases and the unpatented claims in effect and good standing.  The remaining three state mining leases totaling 1,649.20 acres were transferred from Hydro to AMCOR and the transfer was approved from the Department of Natural Resources for the State of Washington.

On April 5, 2013 Kinross Gold USA, Inc. paid the Company the $30,000 year one annual advance minimum royalty payment which was recorded as return of investment in mineral rights.

On March 3, 2014 Kinross Gold USA, Inc. paid the Company the $40,000 year two annual advance minimum royalty payment, $26,000 of which were recorded as return of investment in mineral rights and $14,000 of which was recorded as royalty revenue.

AMCOR paid the State of Washington the minimum prospecting payments and an annual rental fee for the three remaining leases totaling 1,649.20 acres when due and include such payments in cost of revenue - licenses and permits in the statements of operations.

Impairment Testing of Mineral Rights and DD&A Expenses

(i)

Impairment Testing

The Company completed its annual impairment testing of mining rights and determined that there was an impairment of $348,564 at November 30, 2014.

(ii)

Depreciation, Depletion and Amortization Expenses

No depreciation, depletion and amortization was recorded for the reporting period ended November 30, 2014 or 2013 as the Company has not yet commenced operations.

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Frank H. Blair	President, CEO and director
Dwight Weigelt	CFO, Treasurer, Secretary, Director
Gerry Frankovich	V.P. and director
David Boleneus	Director
Louis G. Cornacchia	Director
Manuel Graiwer	Director
Floyd Short	A significant stockholder (owning 5% or more of common shares)
Jerod Edington	A significant stockholder (owning 5% or more of common shares)
IWJ Consulting Group, LLC	An entity controlled by a significant stockholder
Jay Edington	The father of a significant stockholder
Sherry Edington	The mother of a significant stockholder
Key Financial Services, Inc.	An entity controlled by the father of a significant stockholder
Triax Capital Management, Inc.	An entity controlled by the father of a significant stockholder

Convertible Notes Payable – Related Party

From time to time, certain officers and directors provided working capital to the Company in the form of convertible notes payable.

Convertible notes payable – related party consisted of the following:

	November 30, 2014	November 30, 2013

On December 31, 2012, the Company issued a convertible promissory note in the principal amount of $10,000 with interest at 8% per annum, convertible to common stock at $0.05 per share, maturing on January 31, 2013, subsequently extended to December 31, 2015. $2,500 of this convertible note was repaid on February 12, 2013.	$7,500	$7,500

On March 8, 2013, the Company issued a convertible note in the principal amount of $5,000 with interest at 5% per annum, convertible to common stock at $0.05 per share, maturing on June 30, 2013, subsequently extended to December 31, 2015.	5,000	5,000

On March 21, 2013, the Company issued a convertible note in the principal amount of $3,000 with interest at 5% per annum, convertible to common stock at $0.05 per share, maturing on June 30, 2013, subsequently extended to December 31, 2015.	3,000	3,000

On June 28, 2013, the Company issued a convertible note to Manuel Graiwer, a director of the Company, in the principal amount of $20,000 with interest at 6% per annum, convertible to common stock at $0.05 per share, maturing on September 26, 2013, subsequently extended to December 31, 2015. On January 9, 2014 the Company repaid $7,500 toward this convertible note.	$12,500	$20,000

	$28,000	$35,500

Notes Payable – Related Party

From time to time, certain officers and directors provided working capital to the Company in the form of notes payable.

Notes payable – related party consisted of the following:

	November 30, 2014	November 30, 2013

On October 11, 2013, the Company issued a promissory note to a third party business entity in the principal amount of $1,000 with interest at 5% per annum maturing on October 11, 2014, subsequently extended to December 31, 2015. This note was repaid in full on March 3, 2015.	1,000	1,000

On October 15, 2013, the Company issued a promissory note to a third party individual in the principal amount of $1,500 with interest at 5% per annum maturing on October 15, 2014, subsequently extended to December 31, 2015. This note was repaid in full on March 3, 2015.	1,500	1,500

On December 5, 2013, the Company issued a promissory note to Manuel Graiwer, a director of the Company, in the principal amount of $20,000 with interest at 6% per annum maturing on January 14, 2014, which was subsequently extended to December 31, 2015.	$20,000	$-

On December 10, 2013, the Company issued a promissory note to a third party individual in the principal amount of $300 with interest at 5% per annum maturing on December 31, 2014, subsequently extended to December 31, 2015. This note was repaid in full on March 3, 2015.	300	-

On July 28, 2014, the Company issued a promissory note to a third party business entity in the principal amount of $3,500 with interest at 5% per annum maturing on December 31, 2014, subsequently extended to December 31, 2015. This note was repaid in full on March 3, 2015.	3,500	-

On September 4, 2014, the Company issued a promissory note to a third party business entity in the principal amount of $2,500 with interest at 5% per annum maturing on December 31, 2014, subsequently extended to December 31, 2015. This note was repaid in full on March 3, 2015.	2,500	-

On September 29, 2014, the Company issued a promissory note to a third party business entity in the principal amount of $15,000 with interest at 5% per annum maturing on December 31, 2014, subsequently extended to December 31, 2015. $4,000 and interest of $320.55 was paid back on March 4, 2015.	15,000	-

On October 27, 2014, the Company issued a promissory note to a third party business entity in the principal amount of $3,000 with interest at 5% per annum maturing on December 31, 2014, subsequently extended to December 31, 2015. This note was repaid in full on March 3, 2015.	$3,000	$-

	$46,800	$2,500

Note 7 – Stockholders’ Equity (Deficit)

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

Note 8 - Customer Concentration

One customer accounted for all of the Company’s royalty revenue. A reduction in royalty revenue from or loss of such customer would have a material adverse effect on the Company’s results of operations and financial condition.

Note 9 – Deferred Tax Assets and Income Tax Provision

Deferred Tax Assets

At November 30, 2014, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $302,784, net of impairment of $348,564 that may be offset against future taxable income through 2034.  No tax benefit has been reported with respect to these net operating loss carry-forwards because the Company believes that the realization of the Company’s net deferred tax assets of approximately $102,947 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its possibility of realization.  The valuation allowance increased approximately $27,747 and $51,070 for the reporting period ended November 30, 2014 and 2013, respectively.

Components of deferred tax assets in the consolidated balance sheets are as follows:

	November 30, 2014	December 31, 2013
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$102,947	$75,200

Less valuation allowance	(102,947)	(75,200)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the year ended November 30, 2014	For the year ended November 30, 2013

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

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

Note 10 – Commitments and Contingencies

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

Notes Payable - Related Party

Notes payable - related party, in aggregate of $74,800 due December 31, 2014 were extended to December 31, 2015.

On March 3, 2015, notes payable – related party of $20,800 in principal and $793.41 in interest were repaid.

On December 31, 2014, the Company issued a promissory note to David Boleneus, a director of the Company, in the principal amount of $5,000 with interest at 8% per annum maturing on March 1, 2015.  This note was repaid in full on March 3, 2015.

Marketable Securities

On March 18, 2015, Transatlantic Mining Corp. (formerly Archean Star Resources Inc.) (“TMC”), a Toronto Stock Exchange listed company (Stock Symbol: TCO.V), issued the Company 500,000 shares of TMC common stock pursuant to the Option and Joint Venture Agreement.  The Company did not value these marketable securities as there was no trading volume in them in the market.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following audit services were performed and the following fees have been paid:

Audit Fees  Aggregate fees billed for professional services rendered by Li and Company, PC in connection with its audit and reviews of our financial statements during the year ended November 30, 2014 was $32,000. Aggregate fees billed for professional services rendered by MartinelliMick PLLC in connection with its audit and reviews of our financial statements during the eleven months ended November 30, 2013 was $28,858.

Audit-Related Fees None

Tax Fees None

All Other Fees None

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

10.24	Second Amendment/Addendum To Option and Joint Venture Agreement between AMCOR and Transatlantic Mining Corp. dated March 12, 2015

10.25

Notice of Intent to Exercise Option  Agreement between AMCOR and HydroImaging, Inc dated April 5, 2013. (incorporated hereto by reference to Form 8-K, Exhibit 10.1 filed with the Securities and Exchange commission on April 11, 2013, file number 000-50738)

10.26

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

Dated: April 8, 2015

AMERICAN CORDILLERA MINING CORPORATION

By:	/s/ Frank Blair
Frank Blair President, CEO, Dirctor

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Frank Blair
Frank Blair
President, CEO, Director
Dated: April 8, 2015

/s/ Dwight Weigelt
Dwight Weigelt
CFO, Secretary, Treasurer, Director
Dated: April 8, 2015