Form 10-Q
period 2015-02-28
AMERICAN CORDILLERA MINING Corp
filed 2015-05-05
CIK 1289046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2015.

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

Yes [   ]   No [X]

As of May 4, 2015, there were 89,882,679 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CORDILLERA MINING CORPORATION

FEBRUARY 28, 2015 AND 2014

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at February 28, 2015 (Unaudited) and November 30, 2014	4

Consolidated Statements of Operations for the Three Months Ended February 28, 2015 and 2014 (Unaudited)	5

Consolidated Statements of Cash Flows for the Three Months Ended February 28, 2015 and 2014 (Unaudited)	6

Notes to the Consolidated Financial Statements (Unaudited)	7

American Cordillera Mining Corporation
Consolidated Balance Sheets

	February 28, 2015	November 30, 2014
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$12	$85
Marketable securities	36,014	35,054
Prepaid expense	2,700	2,700

Total current assets	38,726	37,839

Mineral rights
Mineral rights	382,064	382,064
Accumulated impairment	(348,564)	(348,564)

Mineral rights, net	33,500	33,500

Total assets	$72,226	$71,339

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$70,104	$72,854
Accrued interest - related parties	5,795	4,737
Convertible notes payable - related parties	28,000	28,000
Notes payable - related parties	51,800	46,800

Total current liabilities	155,699	152,391

Total liabilities	155,699	152,391

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock par value $0.001: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.001: 200,000,000 shares authorized;
89,882,679 shares issued and outstanding	89,883	89,883
Additional paid-in capital	495,359	495,359
Accumulated deficit	(654,729)	(651,348)
Accumulated other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(5,000)	(10,000)
Foreign currency translation gain (loss)	(8,986)	(4,946)

Total Stockholders' Deficit	(83,473)	(81,052)

Total Liabilities and Stockholders' Deficit	$72,226	$71,339

See accompanying notes to the consolidated financial statements.

American Cordillera Mining Corporation
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Three Months	For the Three Months
	Ended	Ended
	February 28, 2015	February 28, 2015
	(Unaudited)	(Unaudited)

Revenue
Sales	$-	$-
Royalty revenue	-	-

Total revenue	-	-

Cost of revenue
Cost of exploration	71	202

Total cost of revenue	71	202

Gross margin	(71)	(202)

Operating expenses
Professional fees	1,275	1,197
General and administrative expenses	977	216

Total operating expenses	2,252	1,413

Loss from operations	(2,323)	(1,615)

Other (income) expenses
Interest expense - related party	1,058	881

Other (income) expenses, net	1,058	881

Loss before income tax provision	(3,381)	(2,496)

Income tax provision	-	-

Net loss	(3,381)	(2,496)

Other comprehensive income (loss)
Change in unrealized gain (loss) of marketable securities	5,000	40,000
Foreign currency translation gain (loss)	(4,040)	(4,977)

Comprehensive income (loss)	$(2,421)	$32,527

Net loss per common share
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares issued and outstanding
- Basic and diluted	89,882,679	89,882,679

See accompanying notes to the consolidated financial statements.

American Cordillera Mining Corporation
Consolidated Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	February 28, 2015	February 28, 2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,381)	$(2,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	(5,000)
Accounts payable	(2,750)	(26,252)
Accrued expenses	1,058	881

Net cash used in operating activities	(5,073)	(32,867)

CASH FLOWS FROM INVESTING ACTIVITIES
Return of investment in mineral rights	-	20,000

Net cash provided by investing activities	-	20,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	-	15,500
Repayments of convertible notes payable - related party	-	(23,000)
Proceeds from notes payable	-	2,800
Proceeds from notes payable - related party	5,000	17,500

Net cash provided by financing activities	5,000	12,800

NET CHANGE IN CASH	(73)	(67)

CASH, BEGINNING OF REPORTING PERIOD	85	138

CASH, END OF REPORTING PERIOD	$12	$71

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-

Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITES
Securities received as a return of investment in mineral rights	$-	$50,000

See accompanying notes to the consolidated financial statements.

American Cordillera Mining Corporation

Notes to the Consolidated Financial Statements

February 28, 2015 and 2014

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended November 30, 2014 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 8, 2015.

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

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options or warrants

	For the Reporting Period Ended February 28, 2015	For the Reporting Period Ended February 28, 2014

Convertible Note - Related Party Shares

Potential outstanding dilutive related party common shares from the conversion of the principal amount of convertible notes payable convertible to common shares at $0.05 per share	560,000	710,000

Potential outstanding dilutive related party common shares from the conversion of the accrued interest of convertible notes payable convertible to common shares at $0.05 per share	71,955	27,390

Total contingent shares issuance arrangement, stock options or warrants	631,955	737,390

There were approximately 52,227 and 122,890 incremental common shares under the Treasury Stock Method for the reporting period ended February 28, 2015 and 2014, respectively, which were excluded from the diluted earnings per share calculation as they were anti-dilutive.

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

In November 2014, the FASB issued the FASB Accounting Standards Update No. 2014-16 “Derivatives and Hedging (Topic 815):

Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”).

The amendments in ASU No. 2014-16 clarify that an entity must take into account all relevant terms and features when reviewing the nature of the host contract. Additionally, the amendments state that no one term or feature would define the host contract’s economic characteristics and risks. Instead, the economic characteristics and risks of the hybrid financial instrument as a whole would determine the nature of the host contract.

The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted.

In January 2015, the FASB issued the FASB Accounting Standards Update No. 2015-01 “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”).

This Update eliminates from GAAP the concept of extraordinary items and the requirements in Subtopic 225-20 for reporting entities to separately classify, present, and disclose extraordinary events and transactions.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

In February 2015, the FASB issued the FASB Accounting Standards Update No. 2015-02 “Consolidation (Topic 810) - Amendments to the Consolidation Analysis” (“ASU 2015-02”) to improve certain areas of consolidation guidance for reporting organizations (i.e., public, private, and not-for-profit) that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt/loan obligations).

All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

?

Eliminating the presumption that a general partner should consolidate a limited partnership.

?

Eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model).

?

Clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. Note: a VIE is a legal entity in which consolidation is not based on a majority of voting rights.

?

Amending the guidance for assessing how related party relationships affect VIE consolidation analysis.

?

Excluding certain money market funds from the consolidation guidance.

The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at February 28, 2015, a net loss and net cash used in operating activities for the reporting period then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

		Fair Value Measurement Using Level 1 Inputs
	Original cost	Impairment – Other Than Temporary		Other Comprehensive Income (Loss) - Foreign Currency Translation Gain (Loss)	Other Comprehensive Income (Loss) - Change in Unrealized Gain (Loss)		Fair Value

Balance, November 30, 2013	$-	$	(-)	$-	$	(-)	$-

Purchases, issuances and settlements	50,000						50,000

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary			-				-

Other comprehensive income (loss): Foreign currency translation gain (loss)				(10,000)		-	(10,000)

Other comprehensive income (loss): Changes in unrealized gain (loss)				-		(4,946)	(4,946)

Balance, November 30, 2014	50,000		(-)	(10,000)		(4,946)	35,054

Purchases, issuances and settlements	-						-

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary

Other comprehensive income (loss): Foreign currency translation gain (loss)				5,000			5,000

Other comprehensive income (loss): Changes in unrealized gain (loss)						(4,040)	(4,040)

Balance, February 28, 2015	$50,000	$	(-)	$(5,000)		$(8,986)	$36,014

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

TMC was to issue the Company an additional 750,000 shares of TMC common stock and pay $12,500 within 20 days, pursuant to the amended option to joint venture agreement on March 12, 2015.  The Company received a $12,485 wire payment on April 7, 2015, to fulfill the required payment and was issued 750,000 shares of TMC on April 21, 2015..

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

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Frank H. Blair	President, CEO and director

Dwight Weigelt	CFO, Treasurer, Secretary, Director

Gerry Frankovich	V.P. and director

David Boleneus	Director

Louis G. Cornacchia	Director

Manuel Graiwer	Director

Floyd Short	A significant stockholder (owning 5% or more of common shares)

Jerod Edington	A significant stockholder (owning 5% or more of common shares)

IWJ Consulting Group, LLC	An entity controlled by a significant stockholder

Jay Edington	The father of a significant stockholder

Sherry Edington	The mother of a significant stockholder

Key Financial Services, Inc.	An entity controlled by the father of a significant stockholder

Triax Capital Management, Inc.	An entity controlled by the father of a significant stockholder

Convertible Notes Payable – Related Party

From time to time, certain officers and directors provided working capital to the Company in the form of convertible notes payable.

Convertible notes payable – related party consisted of the following:

	February 28, 2015	November 30, 2014

On December 31, 2012, the Company issued a convertible promissory note in the principal amount of $10,000 with interest at 8% per annum, convertible to common stock at $0.05 per share, maturing on January 31, 2013, subsequently extended to December 31, 2015. $2,500 of this convertible note was repaid on February 12, 2013.	$7,500	$7,500

On March 8, 2013, the Company issued a convertible note in the principal amount of $5,000 with interest at 5% per annum, convertible to common stock at $0.05 per share, maturing on June 30, 2013, subsequently extended to December 31, 2015.	5,000	5,000

On March 21, 2013, the Company issued a convertible note in the principal amount of $3,000 with interest at 5% per annum, convertible to common stock at $0.05 per share, maturing on June 30, 2013, subsequently extended to December 31, 2015.	3,000	3,000

On June 28, 2013, the Company issued a convertible note to Manuel Graiwer, a director of the Company, in the principal amount of $20,000 with interest at 6% per annum, convertible to common stock at $0.05 per share, maturing on September 26, 2013, subsequently extended to December 31, 2015. On January 9, 2014 the Company repaid $7,500 toward this convertible note.	12,500	12,500

	$28,000	$28,000

Notes Payable – Related Party

From time to time, certain officers and directors provided working capital to the Company in the form of notes payable.

Notes payable – related party consisted of the following:

	February 28, 2015	November 30, 2014

On October 11, 2013, the Company issued a promissory note to a third party business entity in the principal amount of $1,000 with interest at 5% per annum maturing on October 11, 2014, subsequently extended to December 31, 2015. This note was repaid in full on March 3, 2015.	$1,000	$1,000

On October 15, 2013, the Company issued a promissory note to a third party individual in the principal amount of $1,500 with interest at 5% per annum maturing on October 15, 2014, subsequently extended to December 31, 2015. This note was repaid in full on March 3, 2015.	1,500	1,500

On December 5, 2013, the Company issued a promissory note to Manuel Graiwer, a director of the Company, in the principal amount of $20,000 with interest at 6% per annum maturing on January 14, 2014, which was subsequently extended to December 31, 2015.	20,000	20,000

On December 10, 2013, the Company issued a promissory note to a third party individual in the principal amount of $300 with interest at 5% per annum maturing on December 31, 2014, subsequently extended to December 31, 2015. This note was repaid in full on March 3, 2015.	300	300

On July 28, 2014, the Company issued a promissory note to a third party business entity in the principal amount of $3,500 with interest at 5% per annum maturing on December 31, 2014, subsequently extended to December 31, 2015. This note was repaid in full on March 3, 2015.	3,500	3,500

On September 4, 2014, the Company issued a promissory note to a third party business entity in the principal amount of $2,500 with interest at 5% per annum maturing on December 31, 2014, subsequently extended to December 31, 2015. This note was repaid in full on March 3, 2015.	2,500	2,500

On September 29, 2014, the Company issued a promissory note to a third party business entity in the principal amount of $15,000 with interest at 5% per annum maturing on December 31, 2014, subsequently extended to December 31, 2015. $4,000 and interest of $320.55 was paid back on March 4, 2015.	15,000	15,000

On October 27, 2014, the Company issued a promissory note to a third party business entity in the principal amount of $3,000 with interest at 5% per annum maturing on December 31, 2014, subsequently extended to December 31, 2015. This note was repaid in full on March 3, 2015.	3,000	3,000

On December 1, 2014, the Company issued a promissory note to David Boleneus, a director of the Company, in the principal amount of $5,000 with interest at 8% per annum maturing on March 1, 2015. This note was repaid in full on March 3, 2015.	5,000	-

	$51,800	$46,800

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

The Company has not effectuated, and decided not to effectuate, a 20-for-1 reverse split of its issued and outstanding common stock as of the date when the financial statements were issued.

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

Note 8 – Commitments and Contingencies

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

Note 9 - Subsequent Events

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

Option to Joint Venture Amendment - Kinross Gold USA, Inc.

On March 2, 2015, Kinross Gold USA, Inc. made a $50,000 payment to the Company pursuant to the option agreement it has in place with the company.

Option to Joint Venture Amendment - Transatlantic Mining Corp.

TMC was to issue the Company an additional 750,000 shares of TMC common stock and pay $12,500 within 20 days, pursuant to the second amended option agreement on March 12, 2015.  The Company received a $12,485 wire payment on April 7, 2015, to fulfill the required payment and was issued 750,000 shares of TMC on April 21, 2015.

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

Since we changed business directions into a mining company, our exploration stage inception on March 30, 2012 to February 28, 2015, we have generated minimal revenue from our mining exploration business during out exploration stage, while incurring a net loss of approximately $654,729.  Because we were unable to develop our Asian art and antiquities business into a financially viable business, the Board of Directors decided to redirect our business and to acquire mineral properties, leases on mineral properties and mining claims from Northern Adventures, Inc., a private Nevada corporation.

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

Pursuant to TMC Option and Joint Venture Agreement TMC is required to expend a minimum expenditure of $700,000 in year one of the agreement.  As of November 30, 2014, only $593,274 had been expended by TMC on the Monitor-Richmond property.  The Company has deferred until December 31, 2015 the year three advanced minimum royalty payment from TMC, or payable within ten business days after AMCOR secures funding in excess of $500,000.  The Option and Joint Venture Agreement was renegotiated on March 15, 2015, whereby: 1) the minimum year one $700,000 work requirement was deemed satisfied, 2) TMC is obligated to expend a minimum of $700,000 on the property between February 5, 2015 and February 5, 2016, and 3) TMC is obligated to expend a minimum of $700,000 on the property between February 5, 2016 and February 5, 2017.  As a consideration for agreeing to the amendment to the Option and Joint Venture agreement, TMC was to issue AMCOR an additional 750,000 shares of TMC common stock and pay $12,500 within twenty days after the effective date.  The Company received a $12,485 wire payment on April 7, 2015, to fulfill the required payment and was issued 750,000 shares of TMC on April 21, 2015.

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

Results of Operations

Results of operations for the three months ended February 28, 2015, compared to the three months ended February 28, 2014 are as follows:

Revenue

We generated no revenue from sale of metal bearing concentrate for the three months ended February 28, 2015, or the three months ended February 28, 2014.

We earned $0 in royalty revenue for the three months ended February 28, 2015, and $0 for the three months ended February 28, 2014.  The cost of revenue was $71 for the three months ended February 28, 2015, in comparison with $202 for the three months ended February 28, 2014.

Operating Expenses

For the three months ended February 28, 2015, we incurred $1,275 in professional fees and $977 in general and administrative expenses in comparison with the three months ended February 28, 2014 where we incurred $1,197 in professional fees and $216 in general and administrative expenses.  We expect operating expenses for our 2015 fiscal year to remain comparable in comparison with that for our 2014 fiscal year.

Net cash used in operating activities for the three months ended February 28, 2015 was $5,073 which includes net loss of $3,381, offset by a decrease in accounts payable of $2,750, and an accrued expense of $1,058.

Net cash provided by investing activities for the three months ended February 28, 2015 was $0 which includes cash provided by return of investment in mineral rights of $0.

Net cash provided by financing activities for the three months ended February 28, 2015 was $5,000 which includes cash proceeds from related party notes payable of $5,000.

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

Our cash in the bank at February 28, 2015 was $12.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities, royalty revenue, and loans.  On February 28, 2015, we had $28,000 due for related party convertible notes payable and $51,800 due for related party notes payable.  We intend to pay these notes from private placements of equity securities and royalty revenue, but if we are unable to raise additional capital or receive further loans on an as needed basis, we will have to curtail or cease our operations.

Our recent cash burn rate in our operations over the three months ended February 28, 2015, has been approximately $1,000 per month.  We expect that that cash burn rate to increase over the next quarter due to accounting and audit costs.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past May 2015.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital to repay loans, generate sufficient revenue, or receive further loans on an as needed basis, we will have to curtail or cease our operations.

We believe that we could experience negative operating cash flow for the foreseeable future.  At February 28, 2015, we had outstanding liabilities of $155,699 of which $79,800 was due to convertible and non-convertible notes payable.  If our outstanding non-convertible loans are not repaid before December 31, 2015 and our convertible debt is not converted to equity before December 31, 2015, and we cannot repay this debt on the maturity date, we will be required to ask for extensions from the lenders or engage in another equity offering to provide capital to repay the debt.  If the lenders do not convert their debt to equity and we cannot raise further capital through and equity offering, there is a high probability that the company would become insolvent and could potentially go out of business.

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

Going Concern

Our independent auditors have included an explanatory paragraph in their report on the audits of our consolidated financial statements for the year ended November 30, 2014, which express substantial doubt about our ability to continue as a going concern.  As discussed in Note 3 to the consolidated financial statements included in our 2014 Annual Report on Form 10-K, we have suffered recurring losses from operations since inception and have a deficit accumulated during the exploration stage that raises substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

Please see Note 2 of the financial statements.

Subsequent Events

Notes Payable - Related Party

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

Option to Joint Venture Amendment - Kinross Gold USA, Inc.

On March 2, 2015, Kinross Gold USA, Inc. made a $50,000 payment to the Company pursuant to the option agreement is has in place with the company.

Option to Joint Venture Amendment - Transatlantic Mining Corp.

TMC was to issue the Company an additional 750,000 shares of TMC common stock and pay $12,500 within 20 days, pursuant to the second amended option agreement on March 12, 2015.  The Company received a $12,485 wire payment on April 7, 2015, to fulfill the required payment and was issued 750,000 shares of TMC on April 21, 2015.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously-identified material weaknesses in internal control over financial reporting, as of November 30, 2014, described in the 2014 Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2015, our disclosure controls and procedures were not effective.

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

APD ANTIQUITIES, INC.

BY: /s/ Frank H. Blair Date: May 5, 2015
Frank H. Blair President, CEO