Form 10-K/A
period 2014-11-30
AMERICAN CORDILLERA MINING Corp
filed 2015-07-01
CIK 1289046

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #2

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

The Registrant had 89,882,679 shares of Common Stock outstanding as of March 31, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the year ended November 30, 2014 is to include revisions and additional disclosure on our mineral properties.

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

Our Option and Joint Venture Agreement partner, TMC, has filed an additional 85 Monitor claims and Northern Adventures, LLC, is the claimant on those.  AMCOR has interest in those claims through its Mining Lease with Northern Adventures, Inc.

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

Bayhorse Silver Inc. Agreement

On December 4, 2013, AMCOR signed an Option and Joint Venture Agreement dated December 4, 2013 with Bayhorse Silver Inc. ("BSI") (formerly Kent Exploration, Inc.) a Canadian mineral exploration company, whereby BSI can acquire an option to earn an 80% interest in the historic Bayhorse Silver Mine ("Bayhorse") in east-central Oregon State.  This Agreement superseded the Letter Agreement executed with BSI on November 4, 2013  This Option and Joint Venture Agreement covered 21 Bayhorse claims and those have been reduced down to 18.

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

Mineral Properties

AMCOR intends to conduct exploration for gold, silver and base metal deposits and mineral targets in; 1) the Coeur d’Alene Mining District of northern Idaho; 2) in the Quartz Creek Mining District of western Montana; 3) in the Connor Creek Mining District of eastern Oregon; 4) in the Kootenai ARC district in Idaho; 5) the Judith-Moccasin Mining District in central Montana; and 6) the Toroda Creek -Wauconda and Republic Mining Districts in northern Washington. Our strategy is to explore for gold, silver and base metal deposits primarily in the Coeur d’ Alene Mining District, a world class mining district and other known districts, by forming joint ventures with other companies who will potentially earn their interest in the property by contributing cash.  Revival of operations in old districts can be easily justified on the basis of increases in prices of metals in the last decade.

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

Table – Characteristics of and operational or knowledge advantages listed for our projects

Name	Mining District	Gold	Silver	Copper-Lead-Zinc	Number of Targets	Type Mine	Custom Mill Nearby
Quartz Creek	Quartz Cr.	√			9 to 13	SU, placer	√
Bodie/Toroda	Republic	√	√		3	SU, UG	√
Monitor-Richmond-Copper Age	Coeur d’Alene	√	√	√	1	UG	√
Vienna (FG)	Coeur d’Alene		√	√	1	UG	√
Bayhorse	Connor Creek		√	√	1+	SU, UG	√
Golden Plum/North Moccasin	Judith	√	√	√	3	UG	√

SU-surface UG-underground

Table 1A

Name	Past Producer	Resource Known	Proximity to other Mines	AMCOR Management Past Experience	Large Database Available	Private landholdings available	Pre-1955 unpatented mining claims
Quartz Creek	√		√	√	√		√
Trout Creek	√		√	√	√		√
Bodie/Toroda	√	√	√	√	√	√
Monitor-Richmond-Copper Age	√	√	√	√	√		√
Vienna (FG)	√	√	√	√	√		√
Bayhorse	√	√		√	√	√	√
Golden Plum/North Moccasin	√	√	√	√	√		√

Claims AMCOR has interest in	Associated BLM Claim Numbers, Mineral Survey Number (if patented), State Lease Number	Annual Fee Paid	Good Standing Status
Quartz Creek (37 unpatented claims)	MMC228153 to MMC228179; MMC228143 to MMC228152.	$5,735 paid by AMCOR on January 24, 2015	Current
Trout Creek (35 unpatented claims)	MMC219744 to MMC219753; MMC225628; MMC225631 to MMC225634; MMC225636 to MMC225644; MMC225647 to MMC225651; MMC225653; MMC225657 to MMC225661.	$5,425 paid by AMCOR on January 24, 2015	Current
Bodie/Toroda (27 unpatented claims, 3 DNR leases)	ORMC169761 to ORMC169787 WA State DNR Leases: 65-088517, 65-087428, 65-087427	$3,780 paid by Kinross on June 23, 2014	Current
Monitor-Richmond- Copper Age (20+85 unpatented claims)	IMC211589, to IMC211608; IMC212542 to IMC212626	$16,275 paid by Transatlantic Mining on September 2, 2014	Current
Vienna (FG) (18 unpatented claims)	IMC211632 to IMC211649	$2,790 paid by AMCOR on September 2, 2014	Current
Bayhorse (18 unpatented claims, 3 patented)	ORMC168271; ORMC168272; ORMC168274; ORMC168275; ORMC168277; ORMC168279; ORMC168281; ORMC168283; ORMC168284; ORMC168286; ORMC171321 TO ORMC171328. M.S. 133, M.S. 300, M.S. 301	$58 paid for patented; $2,790 paid by Bayhorse Silver on July 22, 2014	Current
Golden Plum/ North Moccasin (6 unpatented claims)	MMC226532 to MMC226537	$930 paid by AMCOR on September 3, 2014	Current

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

Our Option and Joint Venture partner, TMC, has filed an additional 85 Monitor claims and Northern Adventures, LLC, is the claimant on those.  AMCOR has interest in those claims through its Mining Lease with Northern Adventures, Inc.

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

Bayhorse Mine

AMCOR holds a leasehold interest in this property pursuant to a lease with Bayhorse Silver Mine, LLC dated June 26, 2102.  AMCOR, as of December 4, 2013, has an Option and Joint Venture Agreement on the property with Bayhorse Silver Inc.  See Obligations Under Material Contracts section below.

History and Previous Exploration/Development Efforts

The Bayhorse Silver Mine composed of 21 unpatented and three patented claims operated from 1920-1925.  We have an Option and Join Venture Agreement with Bayhorse Silver Inc. on this property and the claims have been reduced from 21 to 18.  Underground development consisted of a 500 foot drift that was driven on a mineralized structure.  The drift followed the vein up approximately 80 feet and a large stope was excavated. In 1983, Cash Industries ran a drift on the same level as the stope, 485 feet in to the excavated area. Sunshine Mining Company and Homestake Mining Company conducted exploration on the property until from 1980-1984.  The property has been dormant since 1984.

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

History and Previous Exploration/Development Efforts

The Golden Plum property is located in the North Moccasin Mountains, Fergus County, Montana, near Lewistown.  The property consists of six unpatented claims.

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

Proposed Future Exploration

Two geologists from the Montana Bureau of Mines and Geology conducted extensive field work over a six year period and identified six zones of gold mineralization warranting exploration advancement.  These six identified zones will be further evaluated by us by structural mapping, trenching and bulk sampling.  At such time as the work conducted by the Montana Bureau of Mines has been confirmed, we plan to engage in a drilling program to evaluate these six zones at depth.

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

Moore (1934) reported that approximately 15,000 tons were mined during this 14-year period, with a value of about $130,000 with gold held at $20.67 per ounce.  Two companies, Cary Mining and Development Co. and Blue Stem Mining Co., leased or purchased the property between 1916 and 1922, but no production is reported in these years. Chamberlain (1936) stated that the mine was shut down until 1934, at which time Northern Gold Corp. began operations when the price of gold increased to $35 per ounce.  Northern Gold rebuilt the mill in 1935, increased throughput to 70 tons per day (tpd), and added a trial flotation circuit that was suspended after only six months use.  Recoveries were not completely successful until 1938 when cyanidation and a revised flotation circuit were added.  Northern Gold ceased mining and milling operations in 1941 after the War Production Board issued Government Order L-208 closing industries considered nonessential during World War II, but remained active on the property until 1945.  The company mined approximately 50,000 tons, valued at $280,000, until shut down. As many as 40 miners and mill men had been employed during Northern Gold’s stewardship, working three shifts per day (Moen, 1980).

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

Bayhorse Mine

The date of our mining lease with Bayhorse Silver Mine, LLC is June 26, 2012.  The term of the lease on the three patented and 21 unpatented claims that make up the property is for 25 years, with an option to renew the lease for two additional successive terms of fifteen (15) years each, so long as there are ores or minerals being developed, mined, processed or marketed on a continuing basis or when exploration activities have advanced far enough that the construction activities related to the start up of ore production are expected to commence within one year.  The initial consideration for the lease was a cash payment of ten thousand ($10,000) dollars.  Annual minimum advanced royalties will be due the Lessor on the following basis.  We are required to pay an annual advance minimum royalty of $10,000 on the first anniversary of this lease, $20,000 on the second anniversary, $30,000 on the third anniversary, $40,000 on the fourth anniversary, $50,000 on the fifth anniversary, and $50,000 on each anniversary thereafter.  The first anniversary royalty payment was deferred until December 31, 2015, or payable within ten business days after AMCOR secures funding in excess of $500,000.  In July 2014, the second anniversary royalty payment was deferred until December 31, 2014, then it was further deferred on December 30, 2014 until December 31, 2015, or payable within ten business days after AMCOR secures funding in excess of $500,000.

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

Six additional mining claims were filed by BSI in Mineral Country, Idaho, and come under the area of influence provision of the BSI Option and Joint Venture Agreement.  BSI paid the costs to locate and will maintain these claims.  The claims on this property have been reduced from 21 to 18.

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

Six additional mining claims were filed by BSI in Mineral Country, Idaho, and come under the area of influence provision of the BSI Option and Joint Venture Agreement.  BSI paid the costs to locate and will maintain these claims.  The claims on this property have been reduced from 21 to 18.

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

Our Option and Joint Venture partner, TMC, has filed an additional 85 Monitor claims and Northern Adventures, LLC, is the claimant on those.  AMCOR has interest in those claims through its Mining Lease with Northern Adventures, Inc.

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

Note 5 – Mineral Rights Acquisition

Pursuant to the Asset Purchase Agreement consummated on December 28, 2012, the Company acquired certain mineral properties and interests made up of the following nine projects which will be owned outright or controlled by the Company pursuant to mineral lease agreements or options to acquire leases: 1) an agreement to explore and acquire the Bayhorse silver mine consisting of 3 patented and 21 unpatented claims located in Baker County, Oregon; 2) a lease agreement pertaining to 37 unpatented mining claims located on Quartz Creek, in Mineral County, Montana; 3) a lease agreement pertaining to 58 unpatented mining claims located Trout Creek, in Mineral County, Montana; 4) a lease agreement pertaining to 18 unpatented mining claims referred to as the Vienna prospect locate in Shoshone County, Idaho; 5) a lease agreement pertaining to the Monitor-Richmond and Copper Age mines consisting of a total of 105 unpatented mining claims (20 original claims and Transatlantic Mining Corp. [formerly Archean Star], the Company’s joint venture partner for this lease, has paid for an additional 85 claims that are in the area of influence covered by the agreements) located in Shoshone County, Idaho; 6) ten leases granted by the State of Washington covering 4,664 acres of state mineral leases and 27 unpatented mining claims known as the Toroda Creek Project in the Bodie Mining District in Okanogan County, Washington, seven of which were assigned to Kinross Gold USA, Inc. (“Kinross”) pursuant to an agreement between the Company and Kinross and three of which have been retained by the company and are currently in good standing; and 7) acquisition agreements pertaining to 15 unpatented mining claims located in Stevens County, Washington referred to as the Box Group; 8) acquisition agreements pertaining to 15 unpatented mining claims located in Stevens County, Washington referred to as the McKinley-McNally Property; and 9) directly owned all right, title, and claim to 26 unpatented claims commonly known as the North Moccasin Project or Plum Claims located in Fergus County, Montana.

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

Six additional mining claims were filed by BSI in Mineral Country, Idaho, and come under the area of influence provision of the BSI Option and Joint Venture Agreement.  BSI paid the costs to locate and will maintain these claims.  These claims have been reduced from 21 to 18.

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

TMC, has filed an additional 85 Monitor claims and Northern Adventures, LLC, is the claimant on those.  AMCOR has interest in those claims through its Mining Lease with Northern Adventures, Inc.

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

Dated: July 1, 2015

AMERICAN CORDILLERA MINING CORPORATION

By:	/s/ Frank Blair
Frank Blair President, CEO, Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Frank Blair
Frank Blair
President, CEO, Director
Dated: July 1, 2015

/s/ Dwight Weigelt
Dwight Weigelt
CFO, Secretary, Treasurer, Director
Dated: July 1, 2015