Form 10-Q
period 2015-05-31
AMERICAN CORDILLERA MINING Corp
filed 2015-07-20
CIK 1289046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2015.

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

Yes [   ]   No [X]

As of July 20, 2015, there were 89,882,679 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN CORDILLERA MINING CORPORATION

MAY 31, 2015 AND 2014

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at May 31, 2015 (Unaudited) and November 30, 2014	4

Consolidated Statements of Operations for the Three and Six Months Ended May 31, 2015 and 2014 (Unaudited)	5

Consolidated Statements of Cash Flows for the Six Months Ended May 31, 2015 and 2014 (Unaudited)	6

Notes to the Consolidated Financial Statements (Unaudited)	7

AMERICAN CORDILLERA MINING CORPORATION
CONSOLIDATED BALANCE SHEETS

	May 31, 2015	November 30, 2014
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$ -	$ 85
Prepaid expenses	1,800	2,700
Marketable securities	32,120	35,054
Total Current Assets	32,920	37,839

Mineral rights	21,000	33,500

TOTAL ASSETS	$ 54,920	$ 71,339

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 60,537	$ 72,854
Convertible notes payable - related party	28,000	28,000
Convertible notes payable	-	-
Notes payable - related party	34,000	46,800
Notes payable	-	-
Accrued Expenses	5,864	4,737
Total Current Liabilities	128,41	152,391

LONG TERM LIABILITIES	-	-

TOTAL LIABILITIES	128,401	152,391

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 10,000,000 shares authorized, $0.001 par value; no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized, $0.001 par value; 89,882,679 and 89,882,679 shares issued and outstanding, respectively	89,883	89,883
Additional paid-in capital	495,359	495,359
Deficit accumulated during the exploration stage	(640,843)	(651,348)
Accumulated other compressive income (loss)
Foreign currency translation gain (loss)	(8,878)	(4,946)
Change in unrealized gain (loss) on marketable securities	(9,002)	(10,000)
Total Stockholders' Equity	(73,481)	(81,052)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 54,920	$ 71,339

See accompanying notes to the consolidated financial statements.

AMERICAN CORDILLERA MINING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Revenue earned during the exploration state
Revenue from the sale of metal bearing concentrate	$ -	$ -	$ -	$ -
Royalty revenue	50,000	40,000	50,000	40,000
Revenue earned during the exploration stage	62,500	40,000	50,000	40,000

Cost of Revenue
Cost of revenue	4,639	7,320	4,170	7,522
Royalty expense	-	-	-	-
			4,170	7,522

Gross Margin	45,361	32,680	45,290	32,478

Operating Expenses
General and administrative	717	4,677	1,694	4,894
Professional fees	29,909	27,678	31,184	28,875
Total Operating Expenses	30,646	32,356	32,878	33,769

Income (loss) from operations	14,735	324	12,412	(1,291)

Other (income) expenses
Interest expense	-	-	-	-
Interest expense - related party	849	777	1,907	1,658
Other (income) expenses, net	849	777	1,907	1,658

Income (loss) before income tax provision	13,886	(453)	10,505	(2,949)

Income tax provision	-	-	-	-

Net income (loss)	13,886	(453)	10,505	$ (2,949)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(16)	1,997	(4,056)	(2,980)
Unrealized gain (loss) from marketable securities	(3,878)	(51,500)	1,122	(11,500)
Comprehensive income (loss)	$ 9,992	$ (49,956)	$ 7,571	$ (17,429)

Earnings per share
Basic and diluted	$ 0.00	$ (0.00)	$ 0.00	$ (0.00)

Weighted average common shares outstanding
Basic and diluted	89,882,679	89,882,679	89,882,679	89,882,679

See accompanying notes to the consolidated financial statements.

AMERICAN CORDILLERA MINING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	May 31, 2015	May 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ 10,505	$ (2,948)
Adjustments to reconcile net loss to net cash used by operations:
Increase (decrease) in accrued expenses	1,127	1,659
Increase (decrease) in accounts payable	(12,317)	(23,122)
Increase (decrease) in prepaid expenses	900	(5,000)
Net cash used by operating activities	215	(29,411)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from business acquisition	-	-
Purchase of mineral rights	-	-
Return of investment in mineral rights	12,500	20,000
Net cash used by investing activities	12,500	20,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	-	-
Repayments of convertible notes payable	-	-
Proceeds from convertible notes payable - related party	-	-
Proceeds from notes payable	-	300
Repayments of notes payable	-	-
Proceeds from notes payable - related party	11,000	20,000
Repayments of notes payable - related party	(23,800)	(7,500)
Proceeds from sale of common stock	-	-
Net cash provided by financing activities	(12,800)	12,800

NET INCREASE (DECREASE) IN CASH	(85)	3,389
CASH, BEGINNING OF PERIOD	85	138
CASH, END OF PERIOD	$ -	$ 3,527

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITES
Securities received as a return of investment in mineral rights	$ -	$ 60,000
Common shares issued for acquisition of mineral rights	$ -	$ -
Common shares issued for conversion of accrued interest	$ -	$ -

See accompanying notes to the consolidated financial statements.

American Cordillera Mining Corporation

May 31, 2015 and 2014

Notes to the Consolidated Financial Statements

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended November 30, 2014 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on July 1, 2015.

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

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options or warrants

	For the Reporting Period Ended May 31, 2015	For the Reporting Period Ended May 31, 2014

Convertible Note - Related Party Shares

Potential outstanding dilutive related party common shares from the conversion of the principal amount of convertible notes payable convertible to common shares at $0.05 per share	560,000	710,000

Potential outstanding dilutive related party common shares from the conversion of the accrued interest of convertible notes payable convertible to common shares at $0.05 per share	80,682	59,132

Total contingent shares issuance arrangement, stock options or warrants	640,682	769,132

There were approximately 103,894 and 128,200 incremental common shares under the Treasury Stock Method for the reporting period ended May 31, 2015 and 2014, respectively, which were excluded from the diluted earnings per share calculation as they were anti-dilutive.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.

Identify the contract(s) with the customer

2.

Identify the performance obligations in the contract

3.

Determine the transaction price

4.

Allocate the transaction price to the performance obligations in the contract

5.

Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1.

Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.

Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

3.

Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit and negative working capital at May 31, 2015.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On March 18, 2015, TMC issued the Company 500,000 shares of TMC common stock pursuant to the Option and Joint Venture Agreement.  The Company did not value these marketable securities as there was no trading volume in them in the market.

On April 7, 2015, TMC issued the Company an additional 750,000 shares of TMC common stock pursuant to the amended Option and Joint Venture Agreement.  The Company did not value these marketable securities as there was no trading volume in them in the market.

The table below provides a summary of the changes in the fair value of marketable securities, available for sale measured at fair value on a recurring basis using Level 1 of the fair value hierarchy to measure the fair value.

		Fair Value Measurement Using Level 1 Inputs
	Original cost	Impairment – Other Than Temporary		Other Comprehensive Income (Loss) - Foreign Currency Translation Gain (Loss)	Other Comprehensive Income (Loss) - Change in Unrealized Gain (Loss)		Fair Value

Balance, November 30, 2013	$-	$	(-)	$-	$	(-)	$-

Purchases, issuances and settlements	50,000						50,000

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary			-				-

Other comprehensive income (loss): Foreign currency translation gain (loss)				(10,000)		-	(10,000)

Other comprehensive income (loss): Changes in unrealized gain (loss)				-		(4,946)	(4,946)

Balance, November 30, 2014	50,000		(-)	(10,000)		(4,946)	35,054

Purchases, issuances and settlements	-						-

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary

Other comprehensive income (loss): Foreign currency translation gain (loss)				-			-

Other comprehensive income (loss): Changes in unrealized gain (loss)						(2,934)	(2,934)

Balance, May 31, 2015	$50,000	$	(-)	$(10,000)		$(7,880)	$32,120

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

Six additional mining claims were filed by BSI in Mineral Country, Idaho, and come under the area of influence provision of the BSI Option and Joint Venture Agreement.  BSI paid the costs to locate and will maintain these claims.  The unpatented Bayhorse claims have been reduced from 21 to 18.

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

Second Amendment to the TMC Options and Joint Venture Agreement

For an additional consideration of 1.5 million (One-Million Five-Hundred Thousand) common shares in the capital stock of Transatlantic Mining Company and the total payment of $25,000 (twenty-five thousand)  to NALLC/AMCOR, the parties agreed to the following amendment: 1) the TMC’s short-fall of the minimum year one $700,000 work requirement of $215,000 was waived, 2)

TMC is obligated to expend a minimum of $700,000 on the property between February 5, 2015 and February 5, 2016, and 3) TMC is obligated to expend a minimum of $700,000 on the property between February 5, 2016 and February 5, 2017.

Pursuant to the Second Amendment TCO shall tender additional consideration within 20 days from the date of signing of this agreement to accounts and parties as directed by NALLC and AMCOR.  TCO shall also present an updated accounting of all expenditures incurred on the Monitor and Big Elk/Brushy Creek properties within 30 days.

TMC, has filed an additional 85 Monitor claims and Northern Adventures, Inc., is the claimant on those.  AMCOR has interest in those claims through its Mining Lease with Northern Adventures, Inc.

Accounting Treatment for Considerations Received

On February 8, 2013 TMC paid the Company an up-front fee of $7,500, which was recorded as a return of investment in mineral rights.  On February 23, 2013, TMC issued 500,000 shares of its common stock (Stock Symbol: TCO.V) to the Company. The Company did not value these marketable securities as there was no trading volume in them in the market.

On March 18, 2014, TMC issued an additional 500,000 shares of its common stock to the Company pursuant to the Option and Joint Venture Agreement.  The Company did not value these marketable securities as there was no trading volume in them in the market.

On April 7, 2015 TMC paid the Company $12,500, which was recorded as a return of investment in mineral rights.  On April 21, 2015, TMC issued 750,000 shares of its common stock to the Company pursuant to the Second Amendment to the Option and Joint Venture Agreement.  The Company did not value these marketable securities as there was no trading volume in them in the market.

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

On April 5, 2013 Kinross Gold USA, Inc. made the $30,000 year one annual advance minimum royalty payment which was recorded as return of investment in mineral rights.

On March 3, 2014 Kinross Gold USA, Inc. made the $40,000 year two annual advance minimum royalty payment, $26,000 of which were recorded as return of investment in mineral rights and $14,000 of which was recorded as royalty revenue.

On March 2, 2015 Kinross Gold USA, Inc. made the $50,000 year three annual advance minimum royalty payment, all of which was recorded as royalty revenue.

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

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship	Related Party Transactions	Business Purpose of transactions

Management and significant stockholder

Frank H. Blair	President, CEO and director	None	N/A

Dwight Weigelt	CFO, Treasurer, Secretary, Director	None	N/A

Gerry Frankovich	V.P. and director	None	N/A

David Boleneus	Director	(i) Note payable	(i) Working capital

Louis G. Cornacchia	Director	None	N/A

Manuel Graiwer	Director	(i) Note payable	(i) Working capital

Floyd Short	A significant stockholder (owning 5% or more of common shares)	None	N/A

Jerod Edington	A significant stockholder (owning 5% or more of common shares)	None	N/A

Jay Edington	The father of a significant stockholder	None	N/A

Sherry Edington	The mother of a significant stockholder	None	N/A

Entity controlled by significant stockholder

IWJ Consulting Group, LLC	An entity controlled by a significant stockholder	(i) Note payable, (ii) consulting services	(i) Working capital, (ii) consulting services.

Key Financial Services, Inc.	An entity controlled by the father of a significant stockholder	(i) Note payable, (ii) consulting services	(i) Working capital, (ii) consulting services.

Triax Capital Management, Inc.	An entity controlled by the father of a significant stockholder	(i) Note payable, (ii) consulting services	(i) Working capital, (ii) consulting services.

Convertible Notes Payable – Related Party

From time to time, certain officers and directors provided working capital to the Company in the form of convertible notes payable.

Convertible notes payable – related party consisted of the following:

	May 31, 2015	November 30, 2014
On December 31, 2012, the Company issued a convertible promissory note in the principal amount of $10,000 with interest at 8% per annum, convertible to common stock at $0.05 per share, maturing on January 31, 2013, subsequently extended to December 31, 2015. $2,500 of this convertible note was repaid on February 12, 2013.	$7,500	$7,500

On March 8, 2013, the Company issued a convertible note in the principal amount of $5,000 with interest at 5% per annum, convertible to common stock at $0.05 per share, maturing on June 30, 2013, subsequently extended to December 31, 2015.	5,000	5,000

On March 21, 2013, the Company issued a convertible note in the principal amount of $3,000 with interest at 5% per annum, convertible to common stock at $0.05 per share, maturing on June 30, 2013, subsequently extended to December 31, 2015.	3,000	3,000

On June 28, 2013, the Company issued a convertible note to Manuel Graiwer, a director of the Company, in the principal amount of $20,000 with interest at 6% per annum, convertible to common stock at $0.05 per share, maturing on September 26, 2013, subsequently extended to December 31, 2015. On January 9, 2014 the Company repaid $7,500 toward this convertible note.	12,500	12,500

	$28,000	$28,000

Notes Payable – Related Party

From time to time, certain officers and directors provided working capital to the Company in the form of notes payable.

Notes payable – related party consisted of the following:

	May 31, 2015	November 30, 2014
On October 11, 2013, the Company issued a promissory note to a third party business entity in the principal amount of $1,000 with interest at 5% per annum maturing on October 11, 2014, subsequently extended to December 31, 2015. This note was repaid in full on March 3, 2015.	$-	$1,000

On October 15, 2013, the Company issued a promissory note to a third party individual in the principal amount of $1,500 with interest at 5% per annum maturing on October 15, 2014, subsequently extended to December 31, 2015. This note was repaid in full on March 3, 2015.	-	1,500

On December 5, 2013, the Company issued a promissory note to Manuel Graiwer, a director of the Company, in the principal amount of $20,000 with interest at 6% per annum maturing on January 14, 2014, which was subsequently extended to December 31, 2015.	20,000	20,000

On December 10, 2013, the Company issued a promissory note to a third party individual in the principal amount of $300 with interest at 5% per annum maturing on December 31, 2014, subsequently extended to December 31, 2015. This note was repaid in full on March 3, 2015.	-	300

On July 28, 2014, the Company issued a promissory note to a third party business entity in the principal amount of $3,500 with interest at 5% per annum maturing on December 31, 2014, subsequently extended to December 31, 2015. This note was repaid in full on March 3, 2015.	-	3,500

On September 4, 2014, the Company issued a promissory note to a third party business entity in the principal amount of $2,500 with interest at 5% per annum maturing on December 31, 2014, subsequently extended to December 31, 2015. This note was repaid in full on March 3, 2015.	-	2,500

On September 29, 2014, the Company issued a promissory note to a third party business entity in the principal amount of $15,000 with interest at 5% per annum maturing on December 31, 2014, subsequently extended to December 31, 2015. $4,000 and interest of $320.55 was paid back on March 4, 2015. $3,000 was paid back on April 13, 2015.	8,000	15,000

On October 27, 2014, the Company issued a promissory note to a third party business entity in the principal amount of $3,000 with interest at 5% per annum maturing on December 31, 2014, subsequently extended to December 31, 2015. This note was repaid in full on March 3, 2015.	-	3,000

On December 1, 2014, the Company issued a promissory note to David Boleneus, a director of the Company, in the principal amount of $5,000 with interest at 8% per annum maturing on March 1, 2015. This note was repaid in full on March 3, 2015.	-	-

On April 20, 2015, the Company issued a promissory note to a related party entity in the principal amount of $6,000 with interest at 0% per annum maturing on December 31, 2015.	6,000	-

	$34,000	$46,800

Notes Payable - Related Party

On March 3, 2015,  notes payable – related party of $20,800 in principal and $793.41 in interest were repaid.

On April 13, 2015,  notes payable – related party of $3,000 in principal was repaid.

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

Notes Payable - Related Party

On July 1, 2015, the Company issued a promissory note to a related party entity in the principal amount of $500 with interest at 0% per annum maturing on December 31, 2015.

On July 17, 2015, the Company issued a promissory note to a related party entity in the principal amount of $7,000 with interest at 0% per annum maturing on June 30, 2016.

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

Corporate Background

American Cordillera Mining Corporation or AMCOR, was incorporated on July 23, 1996, under the laws of the State of Nevada.

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

We will focus our future business on evolving into a growth-orientated, newly reorganized, early stage, and independent mineral and precious metal exploration company engaged in the acquisition, exploration, exploitation and development of mineral and precious metal properties; focusing our activities in the western United States.  Through the recent acquisitions from NAI, AMCOR acquired all, right, title and interest in 33 unpatented mining claims which make up four properties; 2) has the option to acquire ten certain mineral leases from the state of Washington covering 4,664 acres and 27 unpatented mining claims in Okanogan County; and 3) all right, title and interest in five existing mineral leases covering 128 unpatented claims and 3 patented claims.

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

Six additional mining claims were filed by BSI in Mineral Country, Idaho, and come under the area of influence provision of the BSI Option and Joint Venture Agreement.  BSI paid the costs to locate and will maintain these claims.  The unpatented Bayhorse claims have been reduced from a total of 21 down to 18.

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

Results of Operations

Results of operations for the six months ended May 31, 2015, compared to the six months ended May 31, 2014

Revenue

We generated no revenue from sale of metal bearing concentrate for the six months ended May 31, 2015, or the six months ended May 31, 2014.

We earned $50,000 in royalty revenue for the six months ended May 30, 2015, and $40,000 for the six months ended May 31, 2014.  The cost of revenue was $4,710 for the six months ended May 31, 2015, in comparison with $7,522 for the six months ended May 31, 2014.

Operating Expenses

For the six months ended May 31, 2015, we incurred $31,164 in professional fees and $1,694 in general and administrative expenses in comparison with the six months ended May 31, 2014 where we incurred $28,875 in professional fees and $4,894 in general and administrative expenses.  We expect operating expenses for our 2015 fiscal year to remain comparable in comparison with that for our 2014 fiscal year.

Net cash provided by operating activities for the six months ended May 31, 2015 was $215 which includes net income of 10,505, offset by a decrease in prepaid expense of $900, a decrease in accounts payable of $12,317, and an increase in accrued expense of $1,127.

Net cash provided by investing activities for the six months ended May 31, 2015 was $12,500 which includes cash provided by return of investment in mineral rights of $12,500.

Net cash used in financing activities for the six months ended May 31, 2015 was $12,800 which includes cash proceeds from related party notes payable of $11,000 and cash repayments of related party notes payable of $23,800.

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

Our cash in the bank at May 31, 2015 was $0.  We do not have any available lines of credit.  Since inception we have financed our operations from private placements of equity securities, royalty revenue, and loans.  At May 31, 2015, we had related party convertible notes payable of $28,000 and related party notes payable of $34,000.  We intend to pay these notes from private placements of equity securities and royalty revenue, but if we are unable to raise additional capital or receive further loans on an as needed basis, we will have to curtail or cease our operations.

Our recent cash surplus rate in our operations over the six months ended May 31, 2015, has been approximately $2,000 per month.  We expect that that cash surplus rate to decrease over the next quarter due to a decrease in royalty revenue.  Given this recent rate of use of cash in our operations, we do not have sufficient capital to carry on operations past July 2015.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the reporting company costs, public relations fees, and operating expenses, among others.  If we are unable to raise additional capital to repay loans, generate sufficient revenue, or receive further loans on an as needed basis, we will have to curtail or cease our operations.

We believe that we could experience negative operating cash flow for the foreseeable future.  At May 31, 2015, we had outstanding liabilities of $127,112 of which $62,000 was due to convertible and non-convertible notes payable.  If our outstanding non-convertible loans are not repaid before December 31, 2015 and our convertible debt is not converted to equity before December 31, 2015, and we cannot repay this debt on the maturity date, we will be required to ask for extensions from the lenders or engage in another equity offering to provide capital to repay the debt.  If the lenders do not convert their debt to equity and we cannot raise further capital through and equity offering, there is a high probability that the company would become insolvent and could potentially go out of business.

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

Subsequent Events

Notes Payable - Related Party

On July 1, 2015, the Company issued a promissory note to a related party entity in the principal amount of $500 with interest at 0% per annum maturing on December 31, 2015.

On July 17, 2015, the Company issued a promissory note to a related party entity in the principal amount of $7,000 with interest at 0% per annum maturing on June 30, 2016.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously-identified material weaknesses in internal control over financial reporting, as of November 30, 2014, described in the 2014 Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2015, our disclosure controls and procedures were not effective.

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

APD ANTIQUITIES, INC.

BY: /s/ Frank H. Blair Date: July 20, 2015
Frank H. Blair President, CEO