Form 10-K/A
period 2014-11-30
AMERICAN CORDILLERA MINING Corp
filed 2015-10-27
CIK 1289046

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #3

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

The Registrant had 89,882,679 shares of Common Stock outstanding as of March 31, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 3 to the Registrant's Annual Report on Form 10-K for the year ended November 30, 2014 is to remove the reference to potential quantities of materials, in ITEM 2. PROPERTIES, under the section heading "Golden Plum Claims - North Moccasin Property".

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

Table – Characteristics of and operational or knowledge advantages listed for our projects

Name	Mining District	Gold	Silver	Copper-Lead-Zinc	Number of Targets	Type Mine	Custom Mill Nearby
Quartz Creek	Quartz Cr.	√			9 to 13	SU, placer	√
Bodie/Toroda	Republic	√	√		3	SU, UG	√
Monitor-Richmond-Copper Age	Coeur d’Alene	√	√	√	1	UG	√
Vienna (FG)	Coeur d’Alene		√	√	1	UG	√
Bayhorse	Connor Creek		√	√	1+	SU, UG	√
Golden Plum/North Moccasin	Judith	√	√	√	3	UG	√

SU-surface UG-underground

Table 1A

Name	Past Producer	Resource Known	Proximity to other Mines	AMCOR Management Past Experience	Large Database Available	Private landholdings available	Pre-1955 unpatented mining claims
Quartz Creek	√		√	√	√		√
Trout Creek	√		√	√	√		√
Bodie/Toroda	√	√	√	√	√	√
Monitor-Richmond-Copper Age	√	√	√	√	√		√
Vienna (FG)	√	√	√	√	√		√
Bayhorse	√	√		√	√	√	√
Golden Plum/North Moccasin	√	√	√	√	√		√

Claims AMCOR has interest in	Associated BLM Claim Numbers, Mineral Survey Number (if patented), State Lease Number	Annual Fee Paid	Good Standing Status
Quartz Creek (37 unpatented claims)	MMC228153 to MMC228179; MMC228143 to MMC228152.	$5,735 paid by AMCOR on January 24, 2015	Current
Trout Creek (35 unpatented claims)	MMC219744 to MMC219753; MMC225628; MMC225631 to MMC225634; MMC225636 to MMC225644; MMC225647 to MMC225651; MMC225653; MMC225657 to MMC225661.	$5,425 paid by AMCOR on January 24, 2015	Current
Bodie/Toroda (27 unpatented claims, 3 DNR leases)	ORMC169761 to ORMC169787 WA State DNR Leases: 65-088517, 65-087428, 65-087427	$3,780 paid by Kinross on June 23, 2014	Current
Monitor-Richmond- Copper Age (20+85 unpatented claims)	IMC211589, to IMC211608; IMC212542 to IMC212626	$16,275 paid by Transatlantic Mining on September 2, 2014	Current
Vienna (FG) (18 unpatented claims)	IMC211632 to IMC211649	$2,790 paid by AMCOR on September 2, 2014	Current
Bayhorse (18 unpatented claims, 3 patented)	ORMC168271; ORMC168272; ORMC168274; ORMC168275; ORMC168277; ORMC168279; ORMC168281; ORMC168283; ORMC168284; ORMC168286; ORMC171321 TO ORMC171328. M.S. 133, M.S. 300, M.S. 301	$2,790 paid by Bayhorse Silver on July 22, 2014	Current
Golden Plum/ North Moccasin (6 unpatented claims)	MMC226532 to MMC226537	$930 paid by AMCOR on September 3, 2014	Current

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

Orientation survey over surface of known mineralized zone and outcrops – Phase II

The proposed orientation survey would establish a working grid system, which will allow for accurate data acquisition, as well as provide the initial geochemical and geophysical data to determine which methodology is applicable; a) mapping; b) geochemical surveys; c) geophysical evaluation; d) detailed geologic mapping on surface and open underground rock units and structure including additional rock geochemistry testing; f) Soil geochemical testing of property; g) grid soil sample and assay 1000 soil samples total distance of 26 line miles.  Predicated on these results, the decision will be made with regard to a comprehensive diamond drilling program.

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

Washington State Mineral Prospecting Leases—Bodie Project Toroda Creek-Wauconda Mining District-Kinross Gold USA, Inc.

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

Dated:  October 27, 2015

AMERICAN CORDILLERA MINING CORPORATION

By:	/s/ Frank Blair
Frank Blair President, CEO, Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Frank Blair
Frank Blair
President, CEO, Director
Dated: October 27, 2015

/s/ Dwight Weigelt
Dwight Weigelt
CFO, Secretary, Treasurer, Director
Dated: October 27, 2015